Form 10-Q
period 1996-03-31
LEGACY SOFTWARE INC
filed 1996-06-27
CIK 1007367

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                              LEGACY SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

               California                              95-4221982
    (State or other jurisdiction of                 (I.R.S. Employer
      information or organization)                 Identification No.)

          8521 Reseda Boulevard
         Northridge, California                           91324
(Address of principal executive offices)               (Zip Code)

                                 (818) 885-5773
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes           No    X
                            -------      -------

There were 2,432,551 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of June 26, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LEGACY SOFTWARE, INC.

                                      INDEX
                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

               Balance Sheets at March 31, 1996 and
               December 31, 1995                                            3

               Statements of Operations for the three months
               ended March 31, 1996 and 1995                                5

               Statements of Cash Flows for the three months
               ended March 31, 1996 and 1995                                6

               Notes to Condensed Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the
          three months ended March 31, 1996                                 7

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities                                            10

Item 3.   Defaults Upon Senior Securities                                  10

Item 4.   Submission of Matters to a Vote of Security Holders              10

Item 5.   Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 10

Signatures                                                                 11


Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                       March 31,    December 31,
                                                         1996           1995
                                                      -----------   ------------
                                                      (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . . $     355,863 $      365,190
     Accounts receivable, net. . . . . . . . . . .       128,674          2,951
                                                   ------------- --------------
        Total current assets . . . . . . . . . . .       484,537        368,141
Software development costs . . . . . . . . . . . .        51,007         76,507
Property and equipment, net. . . . . . . . . . . .        92,165         84,097
Other Assets:
     Deferred loan fees. . . . . . . . . . . . . .             -         17,505
     Deferred offering costs . . . . . . . . . . .       631,933        157,541
     Other . . . . . . . . . . . . . . . . . . . .        10,816          7,099
                                                   ------------- --------------
        Total assets . . . . . . . . . . . . . . . $   1,270,458 $      710,890
                                                   ------------- --------------
                                                   ------------- --------------


 See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                       March 31,    December 31,
                                                         1996           1995
                                                      -----------   ------------
                                                      (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .    $    9,435    $     9,952
  Accrued expenses . . . . . . . . . . . . . . . .       502,660         32,807
  Development expense co-funding
     billings in excess of development
     co-funding recognized . . . . . . . . . . . .       233,540         54,637
  Deferred revenues. . . . . . . . . . . . . . . .       306,082              -
  Accrued compensation . . . . . . . . . . . . . .       100,000        100,000
  Notes payable and current portion
     of long term debt, primarily related parties.       390,664        332,842
                                                    ------------   ------------
       Total current liabilities . . . . . . . . .     1,542,381        530,238

Long term debt and accrued interest,
  primarily from related parties, net of current
  portion. . . . . . . . . . . . . . . . . . . . .     1,285,222      1,005,242

Commitments

Shareholders' deficit
  Preferred Stock, par value $.001 per share,
  5,000,000 shares authorized; none issued and
  outstanding. . . . . . . . . . . . . . . . . . .             -              -
  Common Stock, par value $.001 per share, 10,000,000
    shares authorized; 748,000 and 741,000 shares
    issued and outstanding . . . . . . . . . . . .           748            741
  Additional paid in capital . . . . . . . . . . .       560,475        546,082
  Accumulated deficit. . . . . . . . . . . . . . .    (2,118,368)    (1,371,413)
                                                    ------------   ------------
    Total shareholders' deficit. . . . . . . . . .    (1,557,145)      (824,590)
                                                    ------------   ------------
Total liabilities and shareholders' deficit. . . .    $1,270,458     $  710,890
                                                    ------------   ------------
                                                    ------------   ------------

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1996           1995
                                                           ----           ----
Revenue:
     Royalties . . . . . . . . . . . . . . . . . .    $      -     $      4,100
     Software sales. . . . . . . . . . . . . . . .         4,053         16,379
                                                      ----------   ------------
        Total revenue. . . . . . . . . . . . . . .         4,053         20,479
                                                      ----------   ------------
Costs and expenses
     Cost of royalties . . . . . . . . . . . . . .        25,500           -
     Cost of software sales. . . . . . . . . . . .         3,850         14,185
     Product development . . . . . . . . . . . . .        35,294           -
     Selling, general and administrative . . . . .       293,900         51,054
                                                      ----------   ------------
                                                         358,544         65,239
                                                      ----------   ------------
Income (loss) from operations. . . . . . . . . . .      (354,491)       (44,760)
Interest expense . . . . . . . . . . . . . . . . .       392,464         13,076
                                                      ----------   ------------
Net loss . . . . . . . . . . . . . . . . . . . . .    $ (746,955)  $    (57,836)
                                                      ----------   ------------
                                                      ----------   ------------
Net loss per common share. . . . . . . . . . . . .    $    (0.53)  $      (0.04)
                                                      ----------   ------------
                                                      ----------   ------------
Weighted average common stock
  shares outstanding . . . . . . . . . . . . . . .     1,396,218      1,396,218
                                                      ----------   ------------
                                                      ----------   ------------


See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1996           1995
                                                           ----           ----
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . .$     (746,955) $     (57,836)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Amortization of software development costs. . .        25,500              -
   Amortization of deferred loan fees and
    original issue discount. . . . . . . . . . . .       355,307              -
   Depreciation. . . . . . . . . . . . . . . . . .         5,840          5,290
   Issuance of common stock in exchange for
    services . . . . . . . . . . . . . . . . . . .        14,400              -
 Increase (decrease) in cash from changes in:
   Accounts receivable, net. . . . . . . . . . . .      (125,723)            92
   Other assets. . . . . . . . . . . . . . . . . .        (3,717)             -
   Accounts payable and accrued expenses . . . . .       469,336            323
   Development expense co-funding billings in
    excess of development expense co-funding
    recognized . . . . . . . . . . . . . . . . . .       178,903         14,470
   Deferred revenues . . . . . . . . . . . . . . .       306,082            -
                                                         -------         ------
    Net cash provided by (used for) operating
     activities. . . . . . . . . . . . . . . . . .       478,973        (37,661)
                                                         -------         ------
Cash flows from investing activities:
 Purchase of property and equipment. . . . . . . .       (13,908)           -
 Software development costs. . . . . . . . . . . .           -          (39,836)
                                                          ------        -------
    Net cash used in investing activities . . . .        (13,908)       (39,836)
                                                          ------         ------
Cash flows from financing activities:
 Borrowings on notes payable . . . . . . . . . . .           -           61,540
 Payments on notes payable . . . . . . . . . . . .           -              -
 Increase in deferred offering costs . . . . . . .      (474,392)           -
                                                         -------         ------
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . .      (474,392)        61,540
                                                         -------         ------
(Decrease) in cash and cash equivalents. . . . . .        (9,327)       (15,957)

Cash and cash equivalents, at beginning of period.       365,190         20,750
                                                         -------         ------
Cash and cash equivalents, at end of period. . . .     $ 355,863      $   4,793
                                                       ---------      ---------
                                                       ---------      ---------

Supplemental disclosure of cash flow information
     Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . .     $  54,682      $   4,112
                                                       ---------      ---------
                                                       ---------      ---------

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

          The financial information included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the Company's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

          The information contained in this report on Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 1995 filed as part of the Company's Registration Statement on Form S-1 (File No. 333-
1054).

(2)  DEFERRED REVENUES

          The Company has recorded $306,082 in deferred revenues relating to amounts received from IBM relating to the EMERGENCY ROOM title co-developed with IBM. The Company will not recognize royalty revenue relating to the EMERGENCY ROOM title until it can reasonably estimate future product returns and comply with Statement of Accounting Standards No. 48.

(3)  SUBSEQUENT EVENT

          In May 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock. Net proceeds to the Company were $5,175,000 after deducting all offering-related expenses. The Company expects to use the majority of the net proceeds to develop additional CAREER SIMS -TM-titles.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT.

          This report includes certain forward-looking statements regarding the Company's expectations about growth, new and existing products, technologies and opportunities that involve risks and uncertainties. These risks are discussed in this report and in the Company's Registration Statement on Form S-1 (File
No. 333-1054) filed with the Securities and Exchange Commission on February 7, 1996.

GENERAL

          The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share (the "Common Stock"), on May 17, 1996. The Company was incorporated in California in 1989 and reincorporated in Delaware in March 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

          For the three months ended March 31, 1996, revenues decreased by 80%, from $20,479 to $4,053. This $16,426 decrease is due primarily to a decrease in software sales as unit sales of the Company's self-developed software titles continue to decrease due to the introduction of competing software titles designed to better take
advantage of the new personal computer hardware available.   No royalty revenue
from the EMERGENCY ROOM title developed with IBM has been recognized in either period presented. In May 1996, the Company received a royalty check from IBM in the amount of $93,620, for shipments of EMERGENCY ROOM made during the first quarter of 1996. The Company will not recognize royalty revenue from IBM unless it can comply with Statement of Financial Accounting Standards No. 48 ("SFAS 48"). There can be no assurance, however, that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on the accrual basis in accordance with SFAS 48. Royalty revenues on consignment shipments made by IBM will only be recognized when both (i) the Company receives evidence of product sell-through from IBM and (ii) the Company can comply with SFAS 48. Royalty revenue recognized during the three months ended March 31, 1995 related to other software titles.

          Cost of royalties increased from $0 to $25,500. The increase is due to the amortization of capitalized software development costs associated with
the development of the EMERGENCY ROOM title.   Cost of software sales decreased
by $10,335 or 73% during the three months ended March 31, 1996, due to a decline in sales of the Company's self-developed software titles during the three months ended March 31, 1996 compared to 1995.

          Product development expenses, which are net of co-funded development expenses, increased by $35,294. This increase was primarily due to the Company capitalizing product development expenses incurred during the three months ended March 31, 1995 since technological feasibility had been attained. All product development expenses incurred during the three months ended March 31, 1996 related to the contemplated DISTRICT ATTORNEY title and were expensed since technological feasibility had not yet been attained.

          Selling, general and administrative expenses increased by 476%, from $51,054 to $293,900. This $242,846 increase was almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees.

          Interest expense increased from $13,076 to $392,464. This $379,388 increase related primarily to the interest expense and the amortization of the original issue discount and loan costs incurred relating to that certain convertible promissory note of the Company, dated as of November 21, 1995 (the "Convertible Note"), payable to E.B.C. Trust Corporation ("EBC") in the original principal amount of $1,000,000.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1996, the Company had a working capital deficit of $1,057,844, as compared to a working capital deficit of $162,097 as of December
31, 1995.    The Company's independent certified public accountants included an explanatory paragraph in their December 31, 1995 report with respect to the Company's ability to continue as a going concern.

          The Company generated $478,973 in cash flow from operating activities during the 1996 first quarter compared to using $37,661 for operating activities in the 1995 first quarter. The $516,634 increase in 1996 over 1995 cash flow from operating activities primarily resulted from an increase of $469,013 in the change in accounts payable and accrued expenses, an increase of $306,082 in the change in deferred revenues, and an increase of $164,433 in the change in development expense co-funding billings in excess of development expense co-funding recognized. These were offset by an increase of $293,362 in the net loss after adjustments for non-cash items in operations and a $125,815 increase in the change in accounts receivable.

          Investing activities in the first quarter of 1996 consisted of purchases of computer equipment totalling $13,908. In the first quarter of 1995 investing activities consisted of $39,836 in software development costs.

          The Company used $474,392 for financing activities for the first quarter 1996 compared to $61,540 provided from financing activities during the first quarter of 1995. The financing activities during the first quarter 1996 consisted primarily of payment of deferred offering costs of $474,392. First quarter 1995 financing activities consisted solely of $61,540 in borrowings.

          In May 1996, the Company completed an initial public offering of 1,150,000 shares of its Common Stock. Net proceeds to the Company were $5,175,000 after deducting all offering-related expenses. The Company expects to use the majority of the net proceeds to develop additional CAREER SIMS -TM-titles.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is neither currently a party to nor is any of its property the subject of any legal proceedings which would be material to the business or financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES.

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are included herewith:

               Exhibit 27 - Financial Data Schedule.

          (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 26, 1996     LEGACY SOFTWARE, INC.



                /s/          WILLIAM E. SLINEY
                ---------------------------------------
                William E. Sliney
                Vice President and Chief Financial Officer
                (Duly Authorized Officer and Principal Financial and Accounting Officer)