Form 10-Q
period 1996-06-30
LEGACY SOFTWARE INC
filed 1996-08-14
CIK 1007367

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                             LEGACY SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                                      95-4221982
 (State or other jurisdiction of information or organization)          (I.R.S. Employer Identification No.)

5340 Alla Road
Los Angeles, California                            90066
(Address of principal executive offices)         (Zip Code)

                                 (310) 823-2423
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                  No      X
                           -----------          -----------

There were 2,432,551 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 13, 1996.

================================================================================

                             LEGACY SOFTWARE, INC.

                                     INDEX

                                                                             Page No.
                                                                             --------
                          PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited):

                          Balance Sheets at June 30, 1996 and
                          December 31, 1995                                      3

                          Statements of Operations for the three months
                          ended June 30,1996 and 1995 and the
                          six months ended June 30, 1996 and 1995                5

                          Statements of Cash Flows for the six months
                          ended June 30, 1996 and 1995                           6

                          Notes to Condensed Financial Statements                7

Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations for the
                          three and six months ended June 30, 1996               7

                               PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                              10

Item 2.          Changes in Securities                                          10

Item 3.          Defaults Upon Senior Securities                                10

Item 4.          Submission of Matters to a Vote of Security Holders            10

Item 5.          Other Information                                              10

Item 6.          Exhibits and Reports on Form 8-K                               10

Signatures                                                                      11

Exhibits
                 Exhibit 10.1
                 Exhibit 11.1
                 Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                      June 30,      December 31,
                                                                       1996             1995
                                                                    ----------    ---------------
                                                                    (Unaudited)
                                      ASSETS
                                      ------

 Current assets:
   Cash and cash equivalents   . . . . . . . . . . . . . .     $     4,157,324     $      365,190
   Accounts receivable, net  . . . . . . . . . . . . . . .              53,985              2,951
   Development co-funding recognized in excess
     of development expense co-funding billings  . . . . .             239,408                -
                                                                  -------------       ------------
      Total current assets   . . . . . . . . . . . . . . .           4,450,717            368,141
 Software development costs  . . . . . . . . . . . . . . .             466,961             76,507
 Property and equipment, net . . . . . . . . . . . . . . .             238,607             84,097
 Other Assets:
   Deferred loan fees  . . . . . . . . . . . . . . . . . .                 -               17,505
   Deferred offering costs   . . . . . . . . . . . . . . .                 -              157,541
   Other   . . . . . . . . . . . . . . . . . . . . . . . .              39,320              7,099
                                                                --------------     --------------
      Total assets   . . . . . . . . . . . . . . . . . . .      $    5,195,605     $      710,890
                                                                ==============     ==============



 See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                                            June 30,       December 31,
                                                                                              1996              1995
                                                                                        ------------     --------------
                                                                                         (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    114,610        $     9,952
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40,973             32,807
   Development expense co-funding
      billings in excess of development
      co-funding recognized  . . . . . . . . . . . . . . . . . . . . . . . . . .               -                54,637
   Deferred revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            399,752               -
   Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            100,000            100,000
   Notes payable and current portion
      of long term debt, primarily related parties   . . . . . . . . . . . . . .            120,885            332,842
                                                                                       ------------        -----------

        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .            776,220            530,238

 Long term debt and accrued interest,
   primarily from related parties, net of current portion  . . . . . . . . . . .            563,185          1,005,242

 Commitments

 Shareholders' equity (deficit)
   Preferred Stock, par value $.001 per share, 5,000,000
      shares authorized; none issued and outstanding . . . . . . . . . . . . . .               -                  -
   Common Stock, par value $.001 per share, 10,000,000
      shares authorized; 2,432,551 and 741,000 shares issued
      and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,433                741
   Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .          6,456,838            546,082
   Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,603,071)        (1,371,413)
                                                                                       ------------       ------------
        Total shareholders' equity (deficit) . . . . . . . . . . . . . . . . . .          3,856,200           (824,590)
                                                                                       ------------       ------------
 Total liabilities and shareholders' equity (deficit)  . . . . . . . . . . . . .         $5,195,605         $  710,890
                                                                                       ============       ============


See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------     -------------------------
                                                          1996         1995               1996          1995
                                                     ---------    ---------        -----------   -----------
  Revenue:
    Royalties   . . . . . . . . . . . . . . .        $   1,210     $  2,700        $     1,210     $   6,800

    Software sales  . . . . . . . . . . . . .            1,351       12,470              5,404        28,849

    Consulting  . . . . . . . . . . . . . . .            2,125         -                 2,125         -
                                                     ---------     --------        -----------     ---------
       Total revenue  . . . . . . . . . . . .            4,686       15,170              8,739        35,649
                                                     ---------     --------        -----------     ---------

  Costs and expenses
    Cost of royalties   . . . . . . . . . . .           25,500         -                51,000         -
    Cost of software sales  . . . . . . . . .            1,310       11,032              5,160        25,217
    Product development   . . . . . . . . . .          240,912         -               276,206         -
    Selling, general and administrative   . .          215,991       53,840            509,891       104,894
                                                     ---------     --------        -----------     ---------
                                                       483,713       64,872            842,257       130,111
                                                     ---------     --------        -----------     ---------
  Loss from operations  . . . . . . . . . . .         (479,027)     (49,702)          (833,518)      (94,462)
  Interest expense  . . . . . . . . . . . . .           33,740       14,465            426,204        27,541

  Interest income . . . . . . . . . . . . . .          (28,064)        -               (28,064)        -
                                                     ---------     --------        -----------     ---------
  Net loss  . . . . . . . . . . . . . . . . .         (484,703)     (64,167)       $(1,231,658)    $(122,003)
                                                     =========     ========        ===========     =========

  Net loss per common share . . . . . . . . .            (0.25)       (0.05)            $(0.74)       $(0.09)
                                                     =========    =========         ==========     =========
  Weighted average common stock
    shares outstanding  . . . . . . . . . . .        1,908,690    1,396,218          1,653,870     1,396,218
                                                     =========    =========          =========     =========

See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                        --------------------------
                                                                             1996         1995
                                                                        -----------     ----------
 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,231,658)    $ (122,003)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Amortization of software development costs . . . . . . . . . .       51,000           -
        Amortization of deferred loan fees and
          original issue discount  . . . . . . . . . . . . . . . . . .      355,307           -
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       11,840         10,580
        Issuance of common stock in exchange for services  . . . . . .       14,400           -
   Increase (decrease) in cash from changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . . .      (51,034)         7,527
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      (32,221)        (5,099)
        Accounts payable and accrued expenses  . . . . . . . . . . . .      112,824          4,421
        Development expense co-funding billings in
          excess of development expense co-funding
          recognized . . . . . . . . . . . . . . . . . . . . . . . . .     (294,045)        55,170
        Deferred revenues  . . . . . . . . . . . . . . . . . . . . . .      399,752           -
                                                                        -----------     ----------
          Net cash used for operating activities . . . . . . . . . . .     (663,835)       (49,404)
                                                                        -----------     ----------
 Cash flows from investing activities:
   Purchase of property and equipment  . . . . . . . . . . . . . . . .     (166,350)          -
   Software development costs  . . . . . . . . . . . . . . . . . . . .     (441,454)       (80,374)
                                                                        -----------     -----------
          Net cash used in investing activities  . . . . . . . . . . .     (607,804)       (80,374)
                                                                        -----------     ----------
 Cash flows from financing activities:
   Borrowings on notes payable   . . . . . . . . . . . . . . . . . . .        8,184        124,585
   Payments on notes payable   . . . . . . . . . . . . . . . . . . . .     (300,000)          -
   Net proceeds from initial public offering   . . . . . . . . . . . .    5,355,589           -
                                                                        -----------     ----------
          Net cash provided by financing activities  . . . . . . . . .    5,063,773        124,585
                                                                        -----------     ----------
 Increase (decrease) in cash and cash equivalents  . . . . . . . . . .    3,792,134         (5,193)
 Cash and cash equivalents, at beginning of period . . . . . . . . . .      365,190         20,750
                                                                        -----------     ----------
 Cash and cash equivalents, at end of period . . . . . . . . . . . . .  $ 4,157,324     $   15,557
                                                                        ===========     ==========

 Supplemental disclosure of cash flow information
        Cash paid during the period for:
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    80,238     $    9,183
                                                                        ===========     ==========
        Non-cash investing and financing activity:
          A convertible note payable in the amount of $700,000 was
          converted into 534,351 shares of common stock during the
          Company's six months ended June 30, 1996.



See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)      Basis of presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the Company's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. Operating results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 1995 filed as part of the Company's registration statement on Form S-1 (File No. 333-1054).

(2)      Deferred Revenues

         The Company has recorded $399,752 in deferred revenues relating to amounts received from IBM relating to the Emergency Room title co-developed with IBM. The Company will not recognize royalty revenue relating to the Emergency Room title until it can reasonably estimate future product returns and comply with Statement of Financial Accounting Standards No. 48 ("SFAS 48").

(3)      Initial Public Offering

         In May 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock. Net proceeds to the Company were $5,175,000 after deducting all offering-related expenses. The Company expects to use the majority of the net proceeds to develop additional RealPlay (formerly Career Sim(TM)) titles and for working capital purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Safe Harbor Statement

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

         International Business Machines Corporation ("IBM") is currently marketing the Emergency Room title, the Company's first RealPlay (formerly Career Sim(TM)) series title, which the Company co-developed with IBM. To date, IBM has not provided the Company with sufficient timely financial data and information about sales and consignment shipments of the Emergency Room title for the Company to recognize royalty revenue on the accrual basis in accordance with Statement of Accounting Standards No. 48 ("SFAS 48"). There can be no assurance that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on such title in accordance with SFAS 48 which may have material adverse effect on the Company's business, operating results and financial position. The Company is currently co-developing the District Attorney title, the

Company's second RealPlay (formerly Career Sim(TM)) series title, with IBM.

Results of Operations

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995

         For the three months ended June 30, 1996, revenues decreased by 69%, from $15,170 to $4,686. This $10,484 decrease is due primarily to a decrease in software sales as unit sales of the Company's self-developed software titles continue to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available. No royalty revenue from the Emergency Room title co-developed with IBM has been recognized in either period presented. The Company will not recognize royalty revenue from IBM unless it can comply with SFAS 48. There can be no assurance, however that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on the accrual basis in accordance with SFAS 48. Royalty revenues on consignment shipments made by IBM will only be recognized when both (i) the Company receives evidence of product sell-through from IBM and (ii) the Company can comply with SFAS 48. Royalty revenue recognized during the three months ended June 30, 1996 and 1995 related to other titles.

         Cost of royalties increased from $0 to $25,500. The increase is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. Cost of software sales decreased by $9,722 or 88% during the three months ended June 30, 1996 due to a decline in sales of the Company's self-developed software titles during the three months ended June 30, 1996 compared to 1995.

         Product development expenses, which are net of co-funded development expenses, increased by $240,912. This increase is primarily due to the Company capitalizing product development expenses incurred during the three months ended June 30, 1995 since technological feasibility had been attained. Technological feasibility was attained for the District Attorney title during May, 1996, prior to which all product development expenses were not capitalized.

         Selling, general and administrative expenses increased by 301%, from $53,840 to $215,991. This $162,151 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees.

         Interest expense increased from $14,465 to $33,740. This $19,275 increase relates primarily to the interest expense relating to that certain Convertible Note in the original principal amount of $1,000,000 payable in EBC Trust Corporation (the "Convertible Note") obtained by the Company on November 21, 1995 and retired during May 1996. The Company also had interest income of $28,064 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

For the six months ended June 30, 1996 compared to the six months ended June 30, 1995

         For the six months ended June 30, 1996, revenues decreased by 75%, from $35,649 to $8,739. This $26,910 decrease is due primarily to a decrease in software sales as unit sales of the Company's self-developed software titles continue to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available. No royalty revenue from the Emergency Room title co-developed with IBM has been recognized in either period presented. The Company will not recognize royalty revenue from IBM unless it can comply with SFAS 48. There can be no assurance, however, that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on the accrual basis in accordance with SFAS 48. Royalty revenues on consignment shipments made by IBM will only be recognized when both (i) the Company receives evidence of product sell-through from IBM and (ii) the Company can comply with SFAS 48. Royalty revenue recognized during the six months ended June 30, 1996 and 1995 related to other titles.

         Cost of royalties increased from $0 to $51,000. The increase is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. Cost of software sales decreased by $20,057 or 80% during the six months ended June 30, 1996 due to a decline in sales of the Company's self-developed software titles during the six months ended June 30, 1996 compared to 1995.

         Product development expenses, which are net of co-funded development expenses, increased by $276,206. This increase is primarily due to the Company capitalizing product development expenses incurred during the six months ended June 30, 1995 since technological feasibility had been attained. Technological feasibility was attained for the District Attorney title during May, 1996, prior to which all product development expenses were not capitalized.

         Selling, general and administrative expenses increased by 386%, from $104,894 to $509,891. This $404,997 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees.

         Interest expense increased from $27,541 to $426,204. This $398,663 increase relates primarily to the interest expense and the amortization of the original issue discount and loan costs incurred relating to the Convertible Note obtained by the Company on November 21, 1995. The Company also had interest income of $28,064 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position as of June 30, 1996 is $3,674,497 as compared to a negative $162,097 as of December 31, 1995. This significant improvement is a result of the successful completion of an initial public offering of the Company's common stock during May, 1996. The Company used $300,000 of the net proceeds to repay indebtedness, while the majority of the remaining net proceeds will be used to develop additional RealPlay (formerly Career Sim(TM)) software titles and for working capital purposes. In conjunction with the initial public offering, the holder of the Convertible Note converted $700,000 of the Note into common stock of the Company. In order to prepare for anticipated growth, the Company moved its headquarters by entering into a three-year lease for approximately 15,309 square feet of rentable office space at a monthly rent of $16,074.

         The Company had $663,835 in cash outflows from operating activities for the six months ended June 30, 1996 compared to using $49,404 for operating activities during the first six months of 1995. The increase in outflows of $614,431 between 1996 and 1995 operating cash flow primarily resulted form an increase in the net loss after adjustments for non-cash items in operations of $687,688, an increase in the change in accounts receivable of $58,651 and an increase of $349,215 in the change of development co-funding recognized in excess of development expense co-funding billings. This has been offset by increases in the change in deferred revenues of $399,752 and an increase in the change in accounts payable and accrued expenses of $108,403.

         Investing activities in the first six months of 1996 consisted of purchases of computer equipment and construction of leasehold improvements totaling $166,350 and the capitalization of software development costs related to the District Attorney title of $441,454. In the first six months of 1995 investing activities consisted of $80,374 in software development costs associated with the Emergency Room title.

         The Company had cash inflows of $5,063,773 from financing activities for the first six months of 1996 compared to the first six months of 1995 which provided $124,585 from financing activities. In May 1996, the Company successfully completed an initial public offering. Net cash received by the Company from this transaction for the six months ended June 30, 1996 was $5,355,589, after deducting all offering related expenses incurred during 1996. The majority of the net proceeds will be used by the Company to develop additional RealPlay (formerly Career Sim(TM)) titles and to repay $300,000 of the Convertible Note and for working capital purposes. Cash inflows of $124,585 for the first six months of 1995 consisted solely of additional borrowings.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     The following exhibits are included herewith:

                 Exhibit 10.1 -  Sublease, dated May 31, 1996, by and between
                                 Gilda Marx Incorporated and Legacy Software,
                                 Inc.

                 Exhibit 11.1 -  Weighted Average of Common Stock Shares
                                 Outstanding

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

Date:  August 13, 1996            LEGACY SOFTWARE, INC.



                                  /s/  WILLIAM E. SLINEY
                                  ------------------------------------------
                                  William E. Sliney
                                  Vice President and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)