Form 10-Q
period 1996-09-30
LEGACY SOFTWARE INC
filed 1996-11-14
CIK 1007367

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                             LEGACY SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  95-456-1156
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
information or organization)


          5340 Alla Road                               90066
          Los Angeles, California                   (Zip Code)
(Address of principal executive offices)


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

                       Yes     X            No
                           --------            -------

          There were 2,523,115 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 14, 1996.


===============================================================================

                             LEGACY SOFTWARE, INC.

                                     INDEX

                                                                    Page No.
                                                                    --------

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

          Balance Sheets at September 30, 1996 and
          December 31, 1995                                            3

          Statements of Operations for the three months
          ended September 30, 1996 and 1995 and the
          nine months ended September 30, 1996 and 1995                5

          Statements of Cash Flows for the nine months
          ended September 30, 19956 and 1995                           6

          Notes to Condensed Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the three
          and nine months ended September 30, 1996                     9


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            13

Signatures                                                            14

Exhibits

         Exhibit 10.1
         Exhibit 11.1
         Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                                    September 30,           December 31,
                                                                                         1996                   1995
                                                                                    -------------          --------------
                                                                                     (Unaudited)
                                      ASSETS
                                      ------
 Current assets:
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .     $    3,439,731        $      365,190
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             14,715                 2,951
                                                                                     --------------        --------------

      Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,454,446               368,141

 Software development costs  . . . . . . . . . . . . . . . . . . . . . . . . . .            773,222                76,507
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .            309,696                84,097
 Other Assets:
   Deferred loan fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                  17,505
   Deferred offering costs   . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 157,541
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,744                 7,099
                                                                                     --------------        --------------
      Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    4,571,108        $      710,890
                                                                                     ==============        ==============



 See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                                    September 30,           December 31,
                                                                                        1996                    1995
                                                                                    ------------            ------------

                                                                                     (Unaudited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------
 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      96,576          $      9,952
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           158,099                32,807
   Development expense co-funding
      billings in excess of development
      co-funding recognized  . . . . . . . . . . . . . . . . . . . . . . . . . .               -                  54,637
   Deferred revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           667,343                   -
   Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100,000               100,000
   Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78,003               148,550
   Notes payable, and current portion
      of long term debt, primarily related parties   . . . . . . . . . . . . . .            90,664               332,842
                                                                                     -------------          ------------

        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .         1,190,685               678,788

 Long term debt
   primarily from related parties, net of current portion  . . . . . . . . . . .           406,451               856,692

 Commitments and contingency (Note 5)

 Shareholders' equity (deficit)
   Preferred Stock, par value $.001 per share, 5,000,000
      shares authorized; none issued and outstanding   . . . . . . . . . . . . .               -                     -
   Common Stock, par value $.001 per share, 10,000,000
      shares authorized; 2,465,885 and 741,000 shares issued
      and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,466                   741
   Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .         6,690,143               546,082
   Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,718,637)           (1,371,413)
                                                                                     -------------          ------------
        Total shareholders' equity (deficit) . . . . . . . . . . . . . . . . . .         2,973,972              (824,590)
                                                                                     -------------          ------------

 Total liabilities and shareholders' equity (deficit)  . . . . . . . . . . . . .     $   4,571,108          $    710,890
                                                                                     =============          ============



See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                -----------------------------       -------------------------------
                                                     1996           1995                 1996            1995
                                                --------------  -------------       --------------   --------------
Revenue:
  Royalties   . . . . . . . . . . . . . . .     $     15,085    $         -         $       16,295   $        6,800
  Software sales  . . . . . . . . . . . . .            1,974           45,578                7,378           74,427
  Consulting  . . . . . . . . . . . . . . .           10,000              -                 12,125              -
                                                ------------    -------------       --------------   --------------
     Total revenue  . . . . . . . . . . . .           27,059           45,578               35,798           81,227
                                                ------------    -------------       --------------   --------------
Costs and expenses
  Cost of royalties   . . . . . . . . . . .           25,507              -                 76,507              -
  Cost of software sales  . . . . . . . . .            1,364           31,528                6,524           56,745
  Product development   . . . . . . . . . .          534,951              -                811,157              -
  Selling, general and administrative   . .          608,332          180,210            1,118,223          285,104
                                                ------------    -------------       --------------   --------------
                                                   1,170,154          211,738            2,012,411          341,849
                                                ------------    -------------       --------------   --------------
Loss from operations  . . . . . . . . . . .       (1,143,095)        (166,160)          (1,976,613)        (260,622)
Interest expense  . . . . . . . . . . . . .           17,719           53,654              443,923           81,195
Interest income . . . . . . . . . . . . . .          (45,248)             -                (73,312)             -
                                                ------------    -------------       --------------   --------------
Net loss  . . . . . . . . . . . . . . . . .     $ (1,115,566)   $    (219,814)      $   (2,347,224)  $     (341,817)
                                                ============    =============       ==============   ==============
Net loss per common share . . . . . . . . .     $      (0.46)   $       (0.16)      $        (1.23)  $        (0.24)
                                                ============    =============       ==============   ==============
Weighted average common stock
  shares outstanding  . . . . . . . . . . .        2,443,421        1,396,218            1,912,939        1,396,218
                                                ============    =============       ==============   ==============


See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                              --------------------------------
                                                                                  1996               1995
                                                                              -------------     --------------
 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  (2,347,224)    $     (219,814)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Amortization of software development costs . . . . . . . . . .               76,507                -
        Amortization of deferred loan fees and original issue discount              355,307                -
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .               28,592             15,922
        Issuance of common stock in exchange for services  . . . . . .               14,400                -
        Issuance of common stock in acquisition of research
          and development (Note 4) . . . . . . . . . . . . . . . . . .              233,338                -
   Increase (decrease) in cash from changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . . .              (11,764)            10,840
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . .              (26,645)            (4,099)
        Accounts payable and accrued expenses  . . . . . . . . . . . .              211,916            100,967
        Development expense co-funding billings in
          excess of development expense co-funding
          recognized . . . . . . . . . . . . . . . . . . . . . . . . .              (54,637)               -
        Deferred revenues  . . . . . . . . . . . . . . . . . . . . . .              667,343                -
        Accrued interest . . . . . . . . . . . . . . . . . . . . . . .              (78,731)            34,114
                                                                              -------------     --------------
          Net cash used for operating activities . . . . . . . . . . .             (931,598)           (62,070)
                                                                              -------------     --------------
 Cash flows from investing activities:
   Purchase of property and equipment  . . . . . . . . . . . . . . . .             (254,191)           (17,724)
   Software development costs  . . . . . . . . . . . . . . . . . . . .             (773,222)           (90,446)
                                                                              -------------     --------------
          Net cash used in investing activities  . . . . . . . . . . .           (1,027,413)          (108,170)
                                                                              -------------     --------------
 Cash flows from financing activities:
   Borrowings on notes payable   . . . . . . . . . . . . . . . . . . .                8,184            252,326
   Payments on notes payable   . . . . . . . . . . . . . . . . . . . .             (330,221)          (100,000)
   Net proceeds from initial public offering   . . . . . . . . . . . .            5,355,589                -
                                                                              -------------     --------------

          Net cash provided by financing activities  . . . . . . . . .            5,033,552            152,326
                                                                              -------------     --------------
 Increase (decrease) in cash and cash equivalents  . . . . . . . . . .            3,074,541            (17,914)
 Cash and cash equivalents, at beginning of period . . . . . . . . . .              365,190             20,750
                                                                              -------------     --------------
 Cash and cash equivalents, at end of period . . . . . . . . . . . . .        $   3,439,731     $        2,836
                                                                              =============     ==============
 Supplemental disclosure of cash flow information
        Cash paid during the period for:
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     176,688     $       19,000
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                  -       $        1,000
                                                                              -------------     --------------
         Non-cash investing and financing activity:
               During the Company's nine months ended September 30, 1996
               33,334 shares of common stock were issued in the acquisition of the assets of an Internet technology company, which consisted primarily of purchased research and development. (Note 4)


See accompanying notes to condensed financial statements.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the Company's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. Operating results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 1995 filed as part of the Company's registration statement on Form S-1 (File No. 333-1054).

(2)      Deferred Revenues

         The Company has recorded $667,343 in deferred revenues relating to amounts received from IBM relating to the Emergency Room title co- developed with IBM. The Company will not recognize royalty revenue relating to the Emergency Room title until it can reasonably estimate future product returns and comply with Statement of Financial Accounting Standards No. 48 ("SFAS 48").

(3)      Initial Public Offering

         In May 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock. Net proceeds to the Company were $5,175,000 after deducting all offering-related expenses. The Company expects to use the majority of the net proceeds for the development of additional RealPlay (formerly Career SimTM) titles, the development of Passport2, the Company's Internet gaming technology, and for working capital purposes.

(4)      Acquisition of Research and Development

         In August 1996, the Company acquired substantially all of the assets, properties, and rights of On the Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which assets consisted primarily of purchased research and development. The consideration for the purchased assets consisted of 33,334 newly-issued shares of common stock, par value $.001, of the Company and the assumption by the Company of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the common stock had a fair market value of $7 per share, and the total fair market value of the transaction of $233,338 was recorded as an expense of product development. The Company plans to develop and operate a separate Internet-oriented business unit based upon the purchased research and development. The Company also entered into a three year employment agreement dated August 30, 1996, with Robert Heitman, who has served as President of OTTOG, pursuant to which Mr. Heitman will be employed as the Company's Vice President of the Internet Division.

(5) Termination and Acquisition of IBM's Rights Under the District Attorney Development and Licensing Agreement

         Subsequent to September, 30, 1996, the Company and IBM have mutually agreed to terminate the Development and Licensing Agreement dated November 16, 1995 (the "DA License Agreement") between the Company and IBM with respect to the District Attorney title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company will pay IBM the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The exact terms of payment are still the subject of negotiation between the Company and IBM; however, the Company expects that payment in full will be required to be made no later than December 1, 1997.

(6)      Reclassifications

         Certain 1995 amounts were reclassified to conform with the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Safe Harbor Statement

         This report includes certain forward-looking statements regarding the Company's expectations about growth, new and existing products, technologies and opportunities that involve risks and uncertainties. Certain of these risks are discussed in this report and in the Company's Registration Statement on Form S-1 (File No. 333-1054) filed with the Securities and Exchange Commission on February 7, 1996.

General

         The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share (the "Common Stock"), on May 17, 1996. The Company was incorporated in California in 1989 and reincorporated in Delaware in March 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company is also in the final development stages of its Internet gaming technology, with several interactive games currently under development.

         International Business Machines Corporation ("IBM") is currently marketing the Emergency Room title, the Company's first RealPlay (formerly Career SimTM) series title, which the Company co-developed with IBM. To date, IBM has not provided the Company with sufficient timely financial data and information about sales and consignment shipments of the Emergency Room title for the Company to recognize royalty revenue on the accrual basis in accordance with Statement of Accounting Standards No. 48 ("SFAS 48"). There can be no assurance that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on such title in accordance with SFAS 48 which may have a material adverse effect on the Company's business, operating results and financial position. The Company is currently developing the District Attorney title, the Company's second RealPlay (formerly Career SimTM) series title. During the three months ended September 30, 1996, no development co-funding payments related to the District Attorney title were received from IBM. Subsequent to September 30, 1996, the Company and IBM have mutually agreed to terminate the Development and Licensing Agreement dated November 16, 1995 (the "DA License Agreement") between the Company and IBM with respect to the District Attorney title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company will pay IBM the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The exact terms of payment are still the subject of negotiation between the Company and IBM; however, the Company expects that payment in full will be required to be made no later than December 1, 1997. The Company currently is in the process of locating a co-development partner to replace IBM. However, there can be no assurance that the Company will be able to find a replacement for IBM as a co-development partner, that the Company will be able to enter into an agreement with another co-development partner that provides for co-funding of the District Attorney title on terms similar to the DA License Agreement, or that another co-development partner will be as effective in such capacity as IBM.

Results of Operations

For the three months ended September 30, 1996 compared to the three months ended September 30, 1995

         For the three months ended September 30, 1996, revenues decreased by 41%, from $45,578 to $27,059. This $18,519 decrease is due primarily to a decrease in software sales, which is partially offset by increases in royalty revenue and consulting revenue of $15,085 and $10,000 respectively, as unit sales of the Company's self-developed software titles continue to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available. Sales of the Company's self developed software titles will eventually decline to zero, as is typical of consumer software products. The Company received the first royalty payment related to the Emergency Room title from IBM in February of 1996 for sales from the fourth quarter of 1995. No royalty revenue from the Emergency Room title co-developed with IBM has yet been recognized. The Company will not recognize royalty revenue from IBM unless it can comply with SFAS 48. There can be no assurance, however that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on the accrual basis in accordance with SFAS 48. Royalty revenues on consignment shipments made by IBM will only be recognized when both (i) the Company receives evidence of product sell-through from IBM and (ii) the Company can comply with SFAS 48. Royalty revenue recognized during the three months ended September 30, 1996 and 1995 related to other titles.

         Cost of royalties increased from $0 to $25,507. The increase is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. Cost of software sales decreased by $30,164 or 96% during the three months ended September 30, 1996 due to a decline in sales of the Company's self-developed software titles during the three months ended September 30, 1996 compared to 1995.

         Product development expenses, which are net of co-funded development expenses, increased by $534,951. This increase is largely due to the acquisition of the assets of OTTOG, which consisted primarily of purchased research and development. The entire $233,338 fair market value of the transaction was included in product development expenses. In addition, the Company began development of several new titles, including ER Code Blue, ER Intern, Animal Hospital, Jr. Astronaut, and Passport2, for which technological feasibility had not yet been attained. Finally, in conjunction with the termination and acquisition of IBM's rights to the District Attorney Development and Licensing Agreement discussed in Note 5 to the Company's condensed financial statements, the Company has reserved or written off several product development co-funding receivables during the period, which caused product development expenses to increase by $87,792. The Company will also not record any additional amounts due from IBM related to the continuing development of the District Attorney title until the matter is resolved.

         Selling, general and administrative expenses increased by 238%, from $180,210 to $608,332. This $428,122 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees, as the number of titles currently under development continues to grow. The increase is also related to increases in professional fees, and expenses incurred as a result of the relocation of the Company's headquarters.

         Interest expense decreased from $53,654 to $17,719. This $35,935 decrease is directly related to the decrease in notes payable at September 30 from 1996 to 1995. The Company also had interest income of $45,248 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

For the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

         For the nine months ended September 30, 1996, revenues decreased by 56%, from $81,227 to $35,798. This $45,429 decrease is due primarily to a decrease in software sales, which is partially offset by increases in royalty revenue and consulting revenue of $9,495 and $12,125 respectively, as unit sales of the Company's self-developed software titles continue to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available. Sales of the Company's self developed software titles will eventually decline to zero, as is typical of consumer software products. The Company received the first royalty payment related to the Emergency Room title from IBM in February of 1996 for sales from the fourth quarter of 1995. No royalty revenue from the Emergency Room title co-developed with IBM has yet been recognized. The Company will not recognize royalty revenue from IBM unless it can comply with SFAS 48. There can be no assurance, however, that IBM will provide the Company with sufficient financial data and information in order for the Company to recognize royalty revenue on the accrual basis in accordance with SFAS 48. Royalty revenues on consignment shipments made by IBM will only be recognized when both (i) the Company receives evidence of product sell-through from IBM and (ii) the Company can comply with SFAS 48. Royalty revenue recognized during the nine months ended September 30, 1996 and 1995 related to other titles.

         Cost of royalties increased from $0 to $76,507. The increase is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. Cost of software sales decreased by $50,221 or 89% during the nine months ended September 30, 1996 due to a decline in sales of the Company's self-developed software titles during the nine months ended September 30, 1996 compared to 1995.

         Product development expenses, which are net of co-funded development expenses, increased by $811,157. This increase is due to the Company capitalizing all product development expenses incurred during the nine months ended September 30, 1995 as technological feasibility had been attained for the Emergency Room title in January of 1995. Technological feasibility was attained for the District Attorney title during May, 1996, prior to which all product development expenses were not capitalized. Also during the nine months ended September 30, 1996 the $233,338 fair market value of acquiring the assets of OTTOG, which consisted primarily of purchased research and development, was included in product development expenses. In addition, the Company began development of several new titles during the nine months ending September 30, 1996, including ER Code Blue, ER Intern, Animal Hospital, Jr. Astronaut, and Passport 2, for which technological feasibility had not yet been attained. Finally, in conjunction with the contingency discussed in Note 5 to the Company's condensed financial statements, the Company has reserved or written off several product development co-funding receivables during the period, which caused product development expenses to increase by $87,792. The Company will also not record any additional amounts due from IBM related to the continuing development of the District Attorney title until the matter is resolved.

         Selling, general and administrative expenses increased by 292%, from $285,104 to $1,118,223. This $833,119 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees, as the number of titles currently under development continues to grow. The increase is also related to increases in professional fees, and expenses incurred as a result of the relocation of the Company's headquarters.

         Interest expense increased from $81,195 to $443,923. This $362,728 increase relates primarily to the interest expense and the amortization of the original issue discount and loan costs incurred relating to that certain Convertible Note in the original principal amount of $1,000,000 payable to EBC Trust Corporation (the "Convertible Note") obtained by the Company on November 21, 1995 and retired during May 1996. The Company also had interest income of $73,312 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

Liquidity and Capital Resources

         The Company's working capital position as of September 30, 1996 is $2,263,761 as compared to a negative $310,647 as of December 31, 1995. This significant increase is a result of the successful completion of an initial public offering of the Company's common stock during May, 1996. The Company used $300,000 of the net proceeds to repay indebtedness, while the majority of the remaining net proceeds will be used to develop additional RealPlay (formerly Career SimTM) software titles, the development of Passport2, the Company's Internet gaming technology, and for working capital purposes. In conjunction with the initial public offering, $700,000 of the Convertible Note was converted into common stock of the Company. In order to prepare for anticipated growth, the Company moved its headquarters by entering into a three-year lease for approximately 15,309 square feet of rentable office space at a monthly rent of $16,074. Subsequent to September 30, 1996, the Company and IBM have mutually agreed to terminate the DA License Agreement. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company will pay IBM the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The exact terms of payment are still the subject of negotiation between the Company and IBM; however, the Company expects that payment in full will be required to be made no later than December 1, 1997. The Company currently is in the process of locating a co-development partner to replace IBM. However, there can be no assurance that the Company will be able to find a replacement for IBM as a co-development partner, that the Company will be able to enter into an agreement with another co-development partner that provides for co-funding of the District Attorney title on terms similar to the DA License Agreement, or that another co-development partner will be as effective in such capacity as IBM. In the event the Company is not able to locate a satisfactory co-development partner or to enter into a co-development agreement with respect to the District Attorney title on terms that replace the $400,000 to be paid to IBM, the Company's ability to fund the development of future titles, and, as a direct result, its ability to generate future operating cash flow, may be adversely affected.

         The Company had $931,598 in cash outflows from operating activities for the nine months ended September 30, 1996 compared to using $62,070 for operating activities during the first nine months of 1995. The increase in outflows of $869,528 between 1996 and 1995 operating cash flow primarily resulted from an increase in the net loss after adjustments for non-cash items in operations of $1,435,188, an increase in the change in accounts receivable of $22,604, an increase of $54,637 in the change of development co-funding recognized in excess of development expense co-funding billings, and an increase in the change in accrued interest of $112,845. This has been offset by increases in the change in deferred revenues of $667,343 and an increase in the change in accounts payable and accrued expenses of $110,949.

         Investing activities in the first nine months of 1996 consisted of purchases of computer equipment and construction of leasehold improvements totaling $254,191 and the capitalization of software development costs related to the District Attorney title of $773,222. In the first nine months of 1995 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $17,724 and the capitalization of software development costs associated with the Emergency Room title of $90,446.

         The Company had cash inflows of $5,033,552 from financing activities for the first nine months of 1996 compared to the first nine months of 1995 which provided $152,326 from financing activities. In May 1996, the Company successfully completed an initial public offering. Net cash received by the Company from this transaction for the nine months ended September 30, 1996 was $5,355,589, after deducting all offering related expenses incurred during 1996. The majority of the net proceeds will be used by the Company to develop additional RealPlay (formerly Career SimTM) titles and for working capital purposes. Additional financing activities for the nine months ended September 30, 1996 included payments on Long term notes payable of $330,221 and additional borrowings of $8,184. Net cash inflows of $152,326 for the first nine months of 1995 consisted of additional borrowings in the amount of $252,326 and payments on long term notes payable totaling $100,000.

                          PART II - OTHER INFORMATION

        The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     The following exhibits are included herewith:

                 Exhibit 10.1 -  Employment Agreement, dated August 16, 1996, by and between Cal C. Morrell and Legacy
                                 Software, Inc.

                 Exhibit 11.1 -  Weighted Average of Common Stock Shares
                                 Outstanding

                 Exhibit 27 -    Financial Data Schedule.

         (b) The Company filed a Current Report on Form 8-K, dated September 12, 1996, with the Commission, reporting information under Items 5 and 7 of said form.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996                  LEGACY SOFTWARE, INC.



                                     /s/          WILLIAM E. SLINEY
                                     --------------------------------------
                                     William E. Sliney
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)