Form 10-K
period 1996-12-31
LEGACY SOFTWARE INC
filed 1997-03-31
CIK 1007367

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                               -----------------

[X]      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended DECEMBER 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                         Commission File Number 0-28330

                             LEGACY SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               95-4561156
         (State of incorporation)            (IRS Employer Identification No.)

              5340 Alla Road                               90066
         Los Angeles, California                         (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 823-2423

                               -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                    NAME OF EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
         -------------------                        -------------------
   COMMON STOCK, $.0001 PAR VALUE                 NASDAQ SMALLCAP MARKET

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes   X    No
                                -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 1997, there were 2,523,115 shares of the registrant's Common Stock outstanding. The aggregate market value (based on the average bid and asked prices of the Common Stock on the NASDAQ SmallCap Market) of the voting stock held by non-affiliates of the registrant on March 21, 1997 was $6,307,787.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders which is scheduled to be held on May 29, 1997 have been incorporated by reference into Part III of this Report.


================================================================================

                                     PART I


         Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet, resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software gaming and Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; and the Company's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-K.


ITEM 1.  BUSINESS.


GENERAL

         Legacy Software, Inc. ("Legacy" or the "Company") was organized in California in 1989 as a successor to a partnership formed in 1986, and was reincorporated in Delaware in 1996. The principal offices of the Company are located at 5340 Alla Road, Los Angeles, California 90066, and its telephone number is 310/823-2423.

         The Company develops mind stimulating CD-ROM and Internet games which entertain as well as educate. Since its incorporation, the Company has created several best selling "edutainment" software titles, including Children's Writing and Publishing Center (published by The Learning Company), Mickey's Crossword Puzzle Maker (Walt Disney), Mutanoid Math Challenge, Mutanoid Word Challenge and Magic Bear's Masterpiece (published by Legacy). An edutainment product combines entertainment and education content for home and educational use and makes learning an integral part of playing a game. In 1995, the Company introduced its first title in the Company's RealPlay(TM) (formerly Career Sim(TM)) series, Emergency Room, marketed by its co-development partner International Business Machines Corporation ("IBM"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition to CD-ROM development, the Company has created an Internet game and information service, the Passport2 Network, which the Company is in the final stages of testing. Passport2 enables users to compete with one another via the Internet. This Internet service is based on proprietary Win95 client server technology developed by On The Toes of Giants, a California corporation ("OTTOG"), substantially all of the assets of which Legacy acquired in August 1996.

         In addition to expansion into the Internet field, the Company anticipates that it will expand its business into the area of software and game distribution through its acquisition of the assets of Educorp Multimedia, Inc. ("Educorp") and Educorp's subsidiaries. The Company entered into a non-binding letter of intent ("Letter of Intent") in February, 1997, with respect to the proposed transaction. See "Business--Pending Business Acquisition" and "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses."

INITIAL PUBLIC OFFERING

         In May 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock, $0.0001 par value per share ("Common Stock"). Net proceeds to the Company were $5,198,048 after deducting all offering-related expenses. During 1996, the Company used the majority of such proceeds for the development of additional RealPlay(TM) titles, including the District Attorney title which the Company plans to release in 1997, the development of Passport2, the Company's Internet gaming technology, repayment of certain outstanding debt and for working capital purposes. The Company expects to use a majority of the remaining net proceeds for the completion and distribution of existing RealPlay(TM) titles, entry into catalog software distribution, continued development of Passport2 and for working capital purposes.

ACQUISITION OF RESEARCH AND DEVELOPMENT

         In August 1996, the Company acquired substantially all of the assets, properties and rights of OTTOG, pursuant to an Asset Purchase Agreement, dated August 19, 1996, which assets consisted primarily of purchased research and development. The consideration for the purchased assets consisted of 33,334 newly-issued shares of the Company's Common Stock and the assumption by the Company of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, based on the last sales price of $7.00 per share of the Common Stock on the NASDAQ SmallCap Market on such date, and the aggregate purchase price of the transaction, $233,338, was recorded as an expense of product development. The Company may develop and operate a separate Internet-oriented business unit based upon the purchased research and development. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses." As part of the acquisition, the Company also entered into a three-year employment agreement, dated August 30, 1996, with Robert E. Heitman, the previous owner and president, pursuant to which he is employed as the Company's Vice President of Internet Technologies.

PENDING BUSINESS ACQUISITION

         In February 1997, the Company entered into the Letter of Intent, pursuant to which the Company intends to acquire certain assets and assume certain liabilities of Educorp and its wholly-owned subsidiaries Educorp Direct, Inc. ("Direct"), and High Text Interactive, Inc. ("High Text"). Educorp, Direct and High Text are engaged in the business of developing, publishing and distributing interactive multimedia software with an emphasis on adult-learning titles. Under the terms of the Letter of Intent, the purchase price for the assets is $1,800,000, payable in shares of Common Stock, subject to a minimum of 425,000 shares. The acquisition is subject to the satisfaction of certain closing conditions, including without limitation, confirmation that the acquisition will be treated as a tax- deferred reorganization under Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended. The acquisition is anticipated to be completed in the second quarter of 1997. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses."


         This pending business acquisition constitutes the Company's initial step in a planned transition from being exclusively a software producer into becoming an integrated developer, publisher and distributor of edutainment, "infotainment" and simulation software for both home and school use. The Company expects the acquisition to facilitate distribution of the Company's own titles and other titles through Educorp's distribution channels. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND SERVICES

CD-ROM TITLES

         Emergency Room, an interactive game which the Company co-developed with IBM, is the first RealPlay(TM) title designed to give teenagers and adults a realistic experience of a particular career. In this game, the player begins as a medical student who can work his or her way up the ranks to become the attending physician by successfully completing 400 different medical cases. The player examines, diagnoses and treats patients whose problems range from simple broken bones to gunshot wounds. Since October 1995, IBM has distributed over 160,000 units of this DOS-based title through the consumer retail channel. During the fourth quarter of 1996 the Company recognized $747,995 of royalty revenue from sales of the Emergency Room title that related to IBM's net sales (i.e., units shipped less units returned) for the period extending from October 1995 to September 1996. Although cash had been received by the Company in earlier periods, this revenue was not recognized previously, as the amount of future returns could not be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48") during those prior periods.
Of the Emergency Room royalty revenue recognized in the fourth quarter of 1996, $312,787, $93,670, $267,592 and $73,946 relate to net sales from the fourth quarter of 1995, and the first, second and third quarters of 1996, respectively. Royalty revenue recognized from sales of the Emergency Room title represented 94% of total revenue for the year ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Under a Development and Licensing Agreement, dated November 16, 1995 (the "DA License Agreement"), the Company and IBM were to co- develop District Attorney Pursuit of Justice, Legacy's second RealPlay(TM) title. In the fourth quarter of 1996, the Company and IBM mutually agreed to terminate the DA License Agreement. As consideration for the termination and for the acquisition of IBM's rights under the DA License Agreement, the Company will pay IBM the aggregate sum of $400,000, which amount represents the total amount of milestone payments made by IBM to the Company under the DA License Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Developed as a six-part series, District Attorney Pursuit of Justice builds on the public's fascination for high profile criminal cases and explores what it is like to be a district attorney. Similar to Emergency Room, the game is developed around an underlying database of accurate information relating to a specific career. While it is not necessary to be a lawyer or doctor in order to be successful at these games, thinking like one while playing each game certainly helps. The game includes cutting edge technology and production values, such as full-motion video and 16 bit color. District Attorney Pursuit of Justice includes the following cases which are scheduled for release in 1997 and 1998:

         o   The Sunset Boulevard Deuce
         o   The Gatsby Diamond Jewelry Theft
         o   The Rat Tattoo Murder
         o   The Orange Grove Teenage Arson
         o   The Beverly Hills Burglary
         o   The Murder at the Bordeaux Motel

         Emergency Room Intern, an abbreviated version of the original DOS title consisting of 50 of the original 400 cases contained in Emergency Room, is scheduled for release in Summer 1997.

         ER Deluxe, the Windows 95 version of Emergency Room, is scheduled for release in Fall 1997. This title will contain all of the original Emergency Room cases plus 50 new cases.

THE PASSPORT2 NETWORK

         Passport2 is a distributed software technology that allows client/server-based games to be played across the Internet with usage and billing information tracked at a central location. Passport2's categories of games and activities include: Passport2Compete; Passport2Learn; and Passport2Participate. The Company launched its family multiplayer network in November 1996 and currently has five games in Beta testing, bridge, chess, backgammon, Intelligentsia (trivia) and Spell-o-Rama. Beginning in May 1997, the Company will charge a monthly fee of $4.95 for users to participate on Passport2. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors-- Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Rapidly Changing Technologies and Markets."

RESEARCH AND DEVELOPMENT

         The Company's research and development expenses consist of costs associated with the early development stages of game titles and the development of new product concepts. The Company has developed a unique, flexible and effective product development approach which integrates the expertise of various disciplines as well as market research in all stages of development. There are four phases in the Company's development process which consist of the concept phase, prototype phase, production phase, and the quality assurance phase. The Company's research and development expenses for a particular period will consist of all costs incurred on projects, both CD-ROM and Internet, for which technological feasibility has not yet been attained. In accordance with Statement of Financial Accounting Standards No. 86, the Company determines technological feasibility based upon the completion of a detail program design, after which time development expenses for a particular project will be capitalized. Product development expenses are presented in the Company's financial statements net of co-funded development expenses and primarily include personnel expenses associated with both creative developers and programmers, and costs associated with external video production for use in the Company's software titles. For the years ended December 31, 1996, 1995, and 1994 net product development expenses were $1,664,478, $72,951 and $196,595, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY BACKGROUND

         The computer software business is volatile and highly competitive. Best selling products are difficult to create and even more costly to market. The retail distribution channel is crowded with many more new titles than retailers have space to display. Retailers are able to obtain large sums from publishers in the form of marketing development funds or co-op advertising. If a product does not generate sufficient sales within a period of 30 to 60 days from the date of introduction, frequently it is returned to the publisher. Approximately 75% of all software is sold through the retail channel with the remainder sold through catalogs and direct mail.

         Within the various software categories, there is the greatest consumer demand for games. In January 1997, unit growth in this category rose 31% over the prior year, compared to 20% for educational software, the second strongest segment of software categories. These numbers indicate that approximately $112,000,000 in entertainment software sales was generated in January alone. These sales are concentrated among the top 20 game publishers, who together account for 80% of all sales.

         The price of the average entertainment title has remained at approximately $30 per unit. Pricing pressures are greatest in the educational software segment where the average title sells for approximately $28 per unit. According to a 1996 Software Publisher's consumer survey, the average game purchaser is a 32-year-old college-educated male with an annual income of $57,300. The average age of the primary user has remained constant at 25 years. In the past year, the average household spent approximately eight hours per week playing computer games and purchased six games. The Company believes that the growth of multimedia computers containing CD-ROM drives, the introduction of DVD technology and the increasing interest in on-line services through the World Wide Web on the Internet will result in increased demand for consumer and school software utilizing the graphic sound and data capabilities of such hardware technology. See "Risk Factors--Competition."

COMPETITION

         Each of the computer software development, Internet technology and software retail distribution industries is intensely competitive. The Company's competitors in each industry range from small companies with limited resources to large, more established companies which have significantly greater assets and greater financial, technical and personnel resources than those of the Company. The Company expects competition to continue and increase in each of these market segments. See "Risk Factors--Competition."

COMPANY STRATEGY

         Legacy's objective is to establish itself as a leading developer, publisher and distributor of edutainment, "infotainment" and simulation products. To achieve this objective the Company has identified the following factors as critical to its success: distribution; internal design and development capability; product branding; and a viable Internet strategy.

         Distribution. After analysis of different distribution options, ranging from co-publishing to affiliate label arrangements, the Company has decided to distribute its titles independently. While the co-publishing arrangement used by the Company in the past provided the Company with access to certain channels through marketing partners such as IBM, the Company was unable to control its own distribution. Control of distribution is important because it enables the Company to develop the "Legacy" name in the marketplace and establish the RealPlay(TM) brand identification for future titles and to capture the larger share of revenue associated with distribution. The Company has therefore determined that vertically integrating its development and distribution functions is an essential element to the Company's future growth. In order to implement this distribution strategy, the Company is in the process of forming a marketing, public relations and sales group to distribute District Attorney Pursuit of Justice, ER Intern, ER Deluxe and other future titles. Based on the success of the Emergency Room title, Legacy may encounter less resistance in the retail channel than a first time publisher typically faces. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Competition."

         The Company believes that the proposed acquisition of Educorp will also help the Company to attain its distribution goals. Educorp's two catalog distributors, Educorp Direct and Educorp Explore, together ship approximately 3,000,000 catalogs a year and, in 1996 generated approximately $6,000,000 in revenues. Educorp's customer list currently contains 600,000 names, 270,000 of which currently receive mailings. Legacy intends to integrate its own product lines into the Educorp catalogs and develop this distribution channel in addition to distribution through retail channels. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "-- Competition."

         The Company believes that the Internet, through the Company's Passport2 Network, will ultimately serve as an effective distribution mechanism. Legacy intends to integrate its RealPlay(TM) doctor and lawyer games onto Passport2. During 1997, the Company plans to enable its customers to download any of the 450 cases in Emergency Room Deluxe from the Internet for a per-case fee. Then, as Passport2 builds its customer base, it will become a distribution mechanism for other developers of multiplayer games for the family. Ultimately, the Company anticipates that Passport2 will become a direct distribution channel of equal or greater importance than the traditional retail channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Rapidly Changing Technologies and Markets."

         Internal Design and Development Capability. Legacy continues to maintain its internal software development capability. During 1997, the Company expects that all six District Attorney cases will be completed along with two different versions of Emergency Room, although there can be no assurance that the Company will complete all of such titles. The Company is planning to develop a DVD version of its titles, as well as any other language or format conversions which the Company determines to pursue on a case-by-case basis. The Company believes that the Emergency Room and District Attorney titles have the potential to become "evergreen" products, which, if successfully marketed in 1997, may be developed into new versions and cases by the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors--Rapidly Changing Technologies and Markets" and "--Competition."

         Product Branding. Because Legacy has been a developer rather than a publisher in the past, the Company has not been able to take advantage of branding opportunities. The customer is frequently unaware that Legacy actually created the product. As a result, public relations have been more difficult because Legacy has not received the name recognition of its publishing partners. The creation of distribution capabilities will permit the brand identification process to develop for the Company. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Competition."

         Internet Applications. The acquisition of OTTOG in August, 1996 provided the Company with the opportunity to develop an Internet gaming service with the goal of providing superior family entertainment and educational content on-line. To achieve this goal, the Company introduced the Passport2 Network in November, 1996. The network currently contains five games in Beta test format. These games are currently offered to the public at no charge; however, Legacy has announced that beginning on May 1, 1997, the Company will charge a $4.95 per month unlimited usage fee. In addition, the Company plans to use this service to market both Legacy products and the products of other developers in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses," "--Rapidly Changing Technologies and Markets" and "--Competition."

SEASONALITY; SHELF LIFE; QUARTERLY FLUCTUATIONS IN REVENUE AND OPERATING
RESULTS

         Fourth quarter holiday sales represent a significant amount of sales that can be expected in the retail channel from an edutainment software product. Typically, sales are highest during the fourth quarter, decline in the first quarter and are lowest in the second and third quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the calendar year-end holiday selling season. Other fluctuations in retail sales are related to the school market, which generally purchases most products at the beginning of the school year in September or in late spring, when software budgets must be expended. The Company believes that potential OEM or hardware and software bundling opportunities exist year-around. The average entertainment title has a product life span of approximately 18 months. The average educational title has a product life span of approximately three years. The Company believes that the shelf life of the RealPlay(TM) titles will be longer than the typical entertainment title because of the sophisticated and educational content of such products. See "Risk Factors--Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors" and "--Seasonality."

         The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future, based on a number of factors. In addition to the seasonal factors discussed above, the Company's quarterly operating results can be affected significantly by the number and timing of new product releases by the Company, the Company's ability to recognize revenue in accordance with SFAS 48, expenditures and a variety of non-recurring events, such as acquisitions.

PROPRIETARY RIGHTS

         The Company regards its technology as proprietary and relies primarily on a combination of trademark, copyright, trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The source code for the Company's proprietary software is protected both as a trade secret and as an unpublished and unregistered copyrighted work.

         Products in the market and under development contain proprietary software which is comprised of the manager routines and system code for such products. In addition, since the release of Emergency Room the Company has made improvements in the software manager routines and system code for use in its products currently under development and products contemplated at a future date. The Company has registered trademarks in the United States for both its Company name and certain of its product names and has pending trademarks and copyrights for certain additional product names. The Company believes that trademarks and copyrights are important and significant to the Company's success, as are other factors such as the knowledge, ability and experience of the Company's personnel and the Company's research and development program.

         Legacy's tools, techniques and processes support the full range of interactivity and high resolution graphics that today's CD-ROM customer expects. For example, the District Attorney Pursuit of Justice title contains advanced technology including full-screen, full motion video with 16 bit color. The Company believes that the video and graphics quality of the game are comparable to or better than the current best selling CD-ROM titles.

         The technology in which the Company has proprietary rights is embodied in its software. This includes (i) the Emergency Room software, (ii) the improved software which the Company is using in its current products and its off-line tools for translating data and (iii) the software being utilized for the development of the Company's Internet game server network. A competitor could independently develop software which produces the same results as the Company's software without copying the Company's software and without violating the Company's proprietary rights.

EMPLOYEES

         As of March 21, 1997 the Company had 28 full-time employees and 4 part-time employees, of whom 23 were engaged in research and development and nine in general and administrative duties. Competition for highly specialized employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's employees are not covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that its relationship with its employees is good.

         The Company believes its future success and growth will depend in large measure upon its ability to attract and retain qualified personnel, and the Company, like many of its competitors, has experienced difficulty hiring and retaining employees. In particular, employee morale and retention have been hindered by recent significant declines in the price of the Company's Common Stock, which reduced or eliminated the value of stock options held by many employees. To address this problem, in December 1996, the Company offered to lower the exercise prices on existing options to the fair market value of the Company's Common Stock on December 19, 1996 for all outstanding options with a higher exercise price (except options held by the Company's outside directors). See Note 9 of Notes to Financial Statements.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing and development facility occupies approximately 15,309 square feet of space in Los Angeles, California under a lease expiring in 1999. The Company occupies an additional 1,450 square feet of space in Oakhurst, California, which functions as a development facility under a two- year lease expiring in 1998. Both facilities have options to extend the leases for an additional three-year term. The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation that is expected to have a material adverse effect on the Company's business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against the Company in the future which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

         Legacy's common stock, $0.0001 par value per share ("Common Stock"), is traded on the NASDAQ SmallCap Market under the symbol "LGCY." After the Company began public trading on May 14, 1996, and until December 31, 1996, the Common Stock was traded in the over-the-counter market and was quoted on the NASDAQ SmallCap Market under the symbol "LGCY." Prior to May 14, 1996, there was no public trading market for the Common Stock. The following table sets forth for each period indicated the high and low bids for the Common Stock as reported by the NASDAQ SmallCap Market.

                                                                  Price
                                                             ---------------
CALENDAR YEAR 1996                                           High        Low
                                                             ----        ---
   First quarter  . . . . . . . . . . . . . . . . . . .       n/a         n/a
   Second quarter . . . . . . . . . . . . . . . . . . .     $10 1/2      $7
   Third quarter  . . . . . . . . . . . . . . . . . . .       9 5/8       5 1/2
   Fourth quarter . . . . . . . . . . . . . . . . . . .       7 3/8       2

HOLDERS

         As of March 21, 1997, there were 2,523,115 shares of the Common Stock outstanding, representing approximately 800 beneficial holders.

TRANSFER AGENT AND REGISTRAR

         Mellon Bank, 400 S. Hope Street, 4th Floor, Los Angeles, California 90071-2806, is the Transfer Agent and Registrar for the Common Stock.

DIVIDENDS

         The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by the Company in the future.

ITEM 6. SELECTED FINANCIAL DATA.

                         SELECTED FINANCIAL INFORMATION

         The statement of operations data set forth below with respect to the years ended December 31, 1993, 1994, 1995, and 1996, and the balance sheet data at December 31, 1994 and 1995, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this document and in the Company's Registration Statement on Form S-1. The statement of operations data set forth below with respect to the year ended December 31, 1992, and the balance sheet data at December 31, 1992 and 1993, are derived from unaudited financial information prepared on the same basis as the audited financial statements. In the opinion of management, all unaudited financial information includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information presented. The information presented below should be read in conjunction with and is qualified by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, the related notes thereto and other financial information included herein.

                                                                 Year Ended December 31,
                                             ---------------------------------------------------------------

                                                                                      ----------------------
                                                 1996          1995          1994          1993         1992
                                                 ----          ----          ----          ----         ----
STATEMENT OF OPERATIONS DATA:
Revenue:
   Royalties  . . . . . . . . . . . . .      $768,716       $ 9,179      $ 16,809      $ 34,819      $17,657
   Software sales   . . . . . . . . . .        13,501        36,399        69,856       421,715      158,146

   Consulting   . . . . . . . . . . . .        12,125         6,000       100,000             0            0
                                             --------       -------      --------      --------     --------
       Total  . . . . . . . . . . . . .      $794,342       $51,578      $186,665      $456,534     $175,803
                                             ========       =======      ========      ========     ========
Costs and expenses:

   Cost of royalties    . . . . . . . .        76,507        13,939             0             0            0
   Cost of software sales   . . . . . .         9,745        31,528        46,783       177,661       45,754
   Product development (1)  . . . . . .     1,664,478        72,951       196,595        81,959      193,879

   General and administrative   . . . .     1,585,084       336,457       133,644       124,634      111,643
   Selling  . . . . . . . . . . . . . .        91,995        21,216         9,829        31,467        2,784
                                            ---------      --------      --------      --------     --------
       Total  . . . . . . . . . . . . .     3,427,809       476,091       386,851       415,721      354,060
                                            ---------      --------      --------      --------     --------
Income (Loss) from operations . . . . .    (2,633,467)     (424,513)     (200,186)       40,813     (178,257)

Interest expense  . . . . . . . . . . .       459,315       267,005        51,707        41,775       25,251
Interest income   . . . . . . . . . . .      (108,240)            0             0             0            0
                                            ---------       -------      --------       -------      -------
Net loss  . . . . . . . . . . . . . . .    (2,984,542)   $ (691,518)   $ (251,893)     $   (962)   $(203,508)
                                            =========    ==========    ==========      ========    =========

Net loss per common share . . . . . . .     $   (1.78)       $(0.49)    $   (0.18)    $       0    $   (0.15)
Dividends per share . . . . . . . . . .             0             0             0             0            0
Weighted average common stock shares        1,676,975     1,396,218     1,396,218     1,396,218    1,396,218
outstanding . . . . . . . . . . . . . .


                                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                 1996          1995          1994          1993         1992
                                                 ----          ----          ----          ----         ----
BALANCE SHEET DATA:

Cash and cash equivalents . . . . . . .    $1,804,779     $ 365,190     $  20,750      $  3,389    $    756
Working capital (deficiency)  . . . . .     1,155,017      (162,097)     (186,013)       16,631    (390,578)
Total assets  . . . . . . . . . . . . .     3,680,507       710,890        96,492       191,601       24,537

Long-term debt (including current             461,802     1,338,084       626,431       485,673      378,046
portions) . . . . . . . . . . . . . . .
Stockholders' equity (deficit)  . . . .     2,505,481      (824,590)     (674,895)     (423,002)    (442,040)

__________________

(1) Product development expenses for the years ended December 31, 1993, 1994, 1995 and 1996 are net of co-funding of development expenses of $141,162, $338,058, $261,410 and $173,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet, resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software gaming and Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; and the Company's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-K.


GENERAL

         The Company was organized in California in 1989, as a successor to a partnership formed in 1986, and was reincorporated in Delaware in March 1996. The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.0001 per share ("Common Stock"), in May of 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Emergency Room title, the Company's first and currently only marketed RealPlay(TM) (formerly Career Sim(TM)) series title, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be an emergency room doctor. The second title in the Company's RealPlay(TM) series, District Attorney, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be a district attorney, and is scheduled for release in 1997. The Company is also in the final testing stages of Passport2, its Internet gaming technology, with several interactive games currently operational, whereby users are able to compete with one another via the Internet. Additionally, the Company plans to enter into the distribution and publishing of multimedia software during 1997, which will involve the proposed acquisition of an existing multimedia software developer and catalog distributor, and the development of a retail marketing department. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Competition."

         IBM is currently marketing the Emergency Room title, which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on this product on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48").

         The Company and IBM entered into a Development and Licensing Agreement (the "DA License Agreement") on November 16, 1995. The District Attorney title is the Company's second RealPlay(TM) title. In the fourth quarter of 1996, the Company and IBM mutually agreed to terminate the DA License Agreement with respect to the District Attorney title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company will pay IBM an aggregate sum of $400,000, which sum represents the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The final termination agreement, effective January 3, 1997, provides for payment to IBM based upon a fixed percentage of royalty payments received, or net revenue generated if the Company distributes the software directly, with payment in full required by December 15, 1997. In the event that the Company breaches its obligation to pay IBM the aggregate sum of $400,000 by December 15, 1997, as royalties and final payment, the total amount due IBM will be increased by interest at an annual rate of 10% and continuing on the unpaid balance until paid in full.
The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement, which effectively increased the capitalized software development costs related to the District Attorney title.

         The Company is currently contemplating in-house distribution of the District Attorney title through direct marketing and retail channels but has also been in discussions with potential replacement distribution partners and anticipates completion of the District Attorney title during the second quarter of 1997. The Company anticipates that if unit sales of the District Attorney title are approximately equal to sales of the Emergency Room title, gross revenue earned through self-distribution of the District Attorney title (before payment of $400,000 to IBM) would be approximately equal to four times the royalty revenue earned from the Emergency Room title. There can be no assurance, however, that unit sales of the District Attorney title, if successfully completed and marketed, will be approximately equal to the unit sales of the Emergency Room title. Additionally, there can be no assurance that the Company will be able to successfully distribute the product through its own efforts, or find a replacement for IBM as a distribution partner. In the event that the Company decides to utilize and can locate a replacement distribution partner, there can be no assurance that the Company will be able to enter into an agreement with another distribution partner that provides for distribution of the District Attorney title on terms similar to the DA License Agreement, or that another distribution partner will be as effective in such capacity as IBM. The termination of the DA License Agreement with respect to the District Attorney title may have a material adverse effect on the Company's ability to fund the development of future titles, and as a direct result, the ability to generate future operating cash flow.

         In January 1996, the Company entered into a letter agreement with IBM for the preparation of the design specification of the contemplated third RealPlay(TM) title, the News Flash title. In March of 1996, the Company also entered into a non-binding letter of intent with IBM to begin negotiations on a development and license agreement for a fourth RealPlay(TM) title, the contemplated ER Code Blue title. In April 1996, IBM notified the Company of its decision not to continue the contemplated News Flash and ER Code Blue projects, at which time development of both projects was halted indefinitely. There can be no assurances that the Company will develop or complete either the News Flash or ER Code Blue titles with or without a co-development partner or affiliate or pursuant to other arrangements. The Company does not anticipate that IBM will commit to any additional projects with the Company in the future.

         Also during 1996, a letter of intent was signed with McGraw Hill Home Interactive for the development and licensing of the contemplated Animal Doctor title. The letter of intent was effectively terminated without cause by McGraw Hill Home Interactive prior to December 31, 1996, at which time the Company was due $75,000 from McGraw Hill Home Interactive related to unfunded development expenses. A release and termination agreement was signed in February of 1997, at which time payment of the $75,000 in unfunded development expenses was received. At December 31, 1996, the Company recorded the unfunded development expenses due from McGraw Hill Home Interactive in other receivables as a charge against product development expenses. Additionally during 1996, preliminary conceptual development was begun for a proposed second McGraw Hill Home Interactive title, Junior Astronaut, for which no agreement or letter of intent was signed. Development of both titles was halted in January of 1997, and the Company does not currently plan to continue development of the titles until such time as a replacement development and distribution partner can be located, or sufficient funds are available for the Company to complete development and properly distribute the products without outside assistance. The termination of the relationship with McGraw Hill Home Interactive may have a material adverse effect on the Company's ability to fund the development of future titles, and, as a direct result, the ability to generate future operating cash flow.

         As of December 31, 1996, the Company was actively developing three titles, District Attorney, Animal Doctor, development of which was halted in January of 1997, and ER Deluxe, a Windows version of the Emergency Room title to which the Company has received exclusive rights from IBM. Neither the District Attorney title nor the ER Deluxe title is currently subject to a co-development and licensing agreement, and the Company intends to fully develop and distribute both the District Attorney title and the ER Deluxe title without such outside assistance. There can be no assurance that the Company will be able to successfully develop, complete, market and distribute the products autonomously, and as a direct result the Company's ability to fund the development of future titles, and the ability to generate future operating cash flow may be adversely affected.

ACQUISITIONS

         In August of 1996, the Company acquired substantially all of the assets, properties and rights of On the Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which assets consisted primarily of purchased research and development. The consideration for the purchased assets consisted of Common Stock of the Company and the assumption by the Company of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the Common Stock had a market value of $7 per share (based on the August 30, 1996 closing market price of the Common Stock on the NASDAQ SmallCap Market), and the total fair market value of the transaction, $233,338, was recorded as an expense of product development. The Company has developed and operated a separate Internet-oriented business unit, Passport2, based upon the purchased research and development. Currently, the Company is actively testing five fully functional Internet interactive games. During the first quarter of 1997 the Company began to reduce expenditures related to Passport2 in a general company-wide plan to reduce payroll and overhead expenses. The Company expects to begin generating revenue from its Internet division in the second quarter of 1997. Due to the relatively young and extremely competitive nature of the Internet gaming industry, there can be no assurance that the Company will be able to generate future positive net operating cash flow from the operation of its Internet division.

         In February of 1997 the Company signed a letter of intent to acquire certain assets and liabilities of Educorp Multimedia, Inc. ("Educorp"), a California-based multimedia software publisher, and its wholly-owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total proposed consideration of $1,800,000 will be payable in shares of Common Stock. The actual number of shares will be based on the average closing price of the stock for the thirty days following the closing of this transaction, subject to a minimum of 425,000 shares. The transaction, which the Company believes will be completed in the second quarter of 1997, represents the Company's initial step in its transition into a fully-integrated developer and distributor of entertainment and educational software for home and school use. Educorp's two catalogs, Educorp DIRECT and Educorp EXPLORE together ship approximately 3,000,000 copies a year, and have a combined database of approximately 270,000 subscribers nationwide. Educorp Multimedia had revenues of approximately $6,000,000 in 1996. The Company plans to utilize Educorp as a distribution arm for the Company's own titles, including both District Attorney and ER Deluxe, and will substantially continue the existing operations of Educorp, which the Company expects will contribute to 1997 consolidated operations in the form of both revenues and cash flow. Due to the Company's lack of experience in publishing and distribution, there can be no assurance that the Company will be successful in its efforts to consolidate and operate the assets acquired from Educorp. In the event that the Company is unsuccessful in its attempt to acquire certain of the assets and liabilities of Educorp, the Company's ability to fund the development of future titles, and ability to generate future operating cash flow may be adversely affected.

         Although the Company believes that the above transactions are in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisition of the assets of OTTOG has expanded, and the proposed acquisition of assets of Educorp and certain of its affiliates, will expand the Company's size, operations, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will require significant expansion in its operational, financial and management systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business.

RESULTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995

         For the twelve months ended December 31, 1996, total revenues increased by 1,440%, from $51,578 to $794,342. This $742,764 increase is due primarily to an increase in royalty revenue related to the Emergency Room title, and is augmented by a $6,125 increase in consulting revenue. Due to the Company's inability to reasonably estimate returns on its early sales of the Emergency Room title, the Company did not recognize any royalty revenue on this product on the accrual basis of accounting until the fourth quarter of 1996, when the amount of future returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). During the fourth quarter of 1996, the Company recognized $747,995 of royalty revenue, net of estimated returns, from the Emergency Room title that related to IBM's sales. Of the royalty revenue recognized, $312,787, $93,670, $267,592 and $73,946 relate to sales from the fourth quarter of 1995, and the first, second and third quarters of 1996, respectively. No royalty revenue related to the Emergency Room title was recognized in the Statement of Operations for the year ended December 31, 1995. The Company expects royalty revenue from the Emergency Room title, a DOS-based product, to diminish over the course of 1997, as it will face significant competition from Windows-based products. Royalty revenue of $20,721 and $9,179 recognized during the twelve months ended December 31, 1996 and 1995, respectively, related to other titles. The increases in royalty revenue and consulting revenue are partially offset by a decrease in software sales of $22,898, as unit sales of the Company's self-developed software titles, Mutanoid Math Challenge and Mutanoid Word Challenge, continue to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available in the marketplace. Sales of the Company's self-developed software titles will eventually decline to zero, as is typical of consumer software products. If the Company's contemplated products currently in development do not generate significant revenue, the anticipated decline in future royalty revenue from the Emergency Room title will have a material adverse effect on the Company's results of operations, business and financial condition.

         The software industry is selling increasingly through alternative channels such as OEM or bundling products for a single low price, which the Company expects it will follow, thereby reducing average selling prices of the Company's products. The software industry, including the Company, has experienced significant platform shifts, for example from DOS to Windows and then to Windows 95. There is increased competition on the Windows 95 platform, including lower-priced and free products that will compete with the Company's District Attorney and other products to be released. In order to compete, the Company may implement a strategy of price reductions and promotions which would have a negative impact on the Company's net revenue and results of operations. The Company cannot determine how future platform shifts, software industry consolidation and changes in the personal computer industry will affect the Company's business. In addition, many of the Company's competitors have greater financial, technical, personnel and other resources than the Company.

         Total cost of revenues for 1996 increased by $40,785 or 90%, as compared to 1995. This increase is due mostly to an increase in cost of royalties from $13,939 to $76,507, and is offset slightly by a decrease in cost of software sales of $21,783. The increase in cost of royalties is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. During 1995 the Company capitalized $90,446 of software development costs related to the Emergency Room title, of which $13,939 and $76,507 was amortized into operations for the years ended December 31, 1995 and 1996, respectively. During 1996 the Company capitalized $1,260,478 of software development costs associated with the District Attorney title, none of which has yet been amortized into operations as the title is not presently ready for general release. Cost of software sales, which consist of product packaging and documentation costs, decreased by $21,783 or 69% during the twelve months ended December 31, 1996 due to a decline in sales of the Company's self-developed software titles during the twelve months ended December 31, 1996, as compared to 1995. The cost of consulting revenue was negligible for 1995 and 1996 and therefore has not been separately disclosed.

         Product development expenses, which are net of co-funded development expenses and primarily include personnel expenses and costs associated with external video production for use in the Company's software titles, increased by $1,591,527 from 1995 to 1996. This increase is due to the Company capitalizing all product development expenses incurred during the twelve months ended December 31, 1995 as technological feasibility had been attained for the Emergency Room title in January of 1995. Technological feasibility was attained for the District Attorney title during May, 1996, prior to which all product development expenses were properly expensed. Also during the twelve months ended December 31, 1996 the $233,338 fair market value of acquiring the assets of OTTOG, which consisted primarily of purchased research and development, was included in product development expenses. In addition, the Company began development of several new titles during the twelve months ending December 31, 1996, including ER Code Blue, ER Intern, Animal Hospital and Junior Astronaut, and also began development of its Internet gaming technology, which had not yet attained technological feasibility. Due mostly to the termination of various co-development arrangements, the Company indefinitely halted the development of the ER Code Blue and Junior Astronaut titles at the end of 1996, and development of the Animal Doctor title was halted indefinitely during early 1997.

         General and administrative expenses, which consist primarily of personnel expenses, professional expenses, and other overhead costs, increased by 371%, from $336,457 to $1,585,084. This $1,248,627 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees, including the hiring of the Company's new Chief Financial Officer, Vice President of Business Development, Controller and Internet Marketing Director. The increase is also related to an increase in expenses incurred as a result of the relocation of the Company's headquarters, including an increase in rent expense. The general growth of the Company's overhead structure is a direct result of the increase in the number of titles under development from 1995 to 1996. The increase is also related to personnel and organizational changes, and increases in professional fees that are a direct result of the initial public offering, and will continue to be required of a publicly traded company. During 1995 and 1996, the Company entered into employment agreements with key members of management. If these agreements had been in place throughout 1995, total general and administrative expenses would have been $88,250 higher for the year ended December 31, 1995.

         Selling expenses, which primarily include freight and miscellaneous advertising, increased by $70,779 or 334% from 1995 to 1996. The increase in selling expenses is primarily due to general product and company image public relations efforts, promotional expenses related to the Passport2 Internet gaming technology, and miscellaneous expenditures associated with the District Attorney title. The increase is directly related to the increase in the number of titles under development from 1995 to 1996.

         Interest expense increased from $267,005 to $459,315. This $192,310 increase relates primarily to the interest expense and the amortization of the original issue discount and loan costs incurred relating to that certain convertible note in the original principal amount of $1,000,000 payable to EBC Trust Corporation (the "Convertible Note") obtained by the Company on November 21, 1995 and retired during May 1996. The Company also had interest income of $108,240 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

         As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $3,349,000 and $1,604,000, respectively, available to offset taxable income through the year 2011. The Company's net deferred tax assets of approximately $1,290,500 and $377,000 as of December 31, 1996 and 1995, respectively, consist primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2011 to utilize all of the Company's deferred tax assets.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1994

         For the twelve months ended December 31, 1995, total revenues decreased by 72%, from $186,665 to $51,578. This decrease is due to declines in consulting revenue, software sales and royalty revenue of $94,000, $33,457, and $7,630 respectively. Consulting revenues decreased from 1994 to 1995 due to the Company taking on fewer and smaller consulting contracts during 1995 than 1994. The Company, principally represented by Dr.

Ariella J. Lehrer, its Chief Executive Officer, President and Chairman of the Board, was engaged in 1994 by two companies to perform consulting services.
The first engagement involved developing a specific computer software product design. The second engagement involved strategic planning in the technology area. The 1995 consulting revenue was earned through advising a company on the overall strategic plan for one of its divisions. Software sales continued to decrease as the unit sales volume of the Company's self-developed software titles, Mutanoid Math Challenge and Mutanoid Word Challenge, decreased due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available in the marketplace. Royalty revenue decreased due to, among other things, the introduction of competing software titles designed to better take advantage of the new personal computer hardware available in the marketplace. Despite the fact that IBM began shipping units of the Emergency Room title to vendors during the fourth quarter of 1995, no royalty revenue from the Emergency Room title developed with IBM has been recognized in the Company's Statements of Operations for the year ended December 31, 1995. The Company will not recognize royalty revenue from IBM until such time as it can comply with SFAS 48.

         Total cost of revenue for 1995 decreased by $1,316 or 3%, as compared to 1994. This decrease is due to a decrease in cost of software sales of $15,255, which is largely offset by an increase in cost of royalties of $13,939. The 33% decrease during 1995 in cost of software sales, which consists of product packaging and documentation costs, is due to the decline in sales of the Company's self-developed software titles during 1995 as compared to 1994. The increase in cost of royalties is due to the amortization of capitalized software development costs in 1995 associated with the Emergency Room title. The gross margin on software sales also declined from 33% in 1994 to 13% in 1995, which was primarily due to fewer multi-unit sales to single customers during 1995. The cost of consulting revenue was negligible for 1994 and 1995 and therefore has not been separately disclosed.

         Product development expenses, which are net of co-funded development expenses and primarily include personnel expenses and costs associated with external video production for use in the Company's software titles, decreased by $123,644 or 63% during 1995 as compared to 1994. The decrease was primarily due to the completion of the development phase of the Emergency Room title at the end of the third quarter of 1995, which was partially offset by the commencement of the development phase of the contemplated District Attorney title during the fourth quarter. In addition, the Company capitalized $90,446 of product development costs during the first three quarters of 1995, while no costs were capitalized during 1994.

         General and administrative expenses, which are primarily personnel expenses, professional expenses and other overhead costs, increased by $202,813 or 152% during 1995 as compared to 1994. The increase is principally due to the increase in the Company's overhead structure, resulting from an increase in the number of employees, including the hiring of the Company's new Chief Financial Officer. In addition, the Company's development staff had a greater percentage of its time allocable to development of its RealPlay(TM) software titles during 1994 than in 1995, causing a larger percentage of their departmental expenses to be allocated to general and administrative expenses in 1995 than in 1994 (see related decrease in product development expenses during 1995 discussed above). During 1995 and 1996, the Company entered into employment agreements with key members of management. Had these agreements been in place throughout 1994 and 1995, total general and administrative expenses would have been $121,00 and $88,250 higher for the years ended December 31, 1994 and 1995.

         Selling expenses, which primarily include freight and miscellaneous advertising, increased by $11,387 or 116% from 1994 to 1995. The increase in selling expenses is primarily due to miscellaneous expenditures associated with the Emergency Room title.

         Interest expense increased by $215,298 or 416% from 1994 to 1995.
This increase is primarily due to interest expense incurred during the fourth quarter related to the principal amount of the Convertible Note obtained by the Company on November 21, 1995. Interest expense on the Convertible Note results from (i) the 10% interest rate on the Convertible Note, (ii) amortization of the difference in the fair value of the Warrants at the date of grant and the conversion feature of the Convertible Note and their exercise price and (iii) amortization of deferred loan costs associated with the Convertible Note.

         As of December 31, 1995, the Company has available to offset taxable income federal and state net operating loss carryforwards of approximately $942,000. The Company's net deferred tax assets of approximately $377,000 and $174,000 as of December 31, 1995 and 1994, respectively, consist primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2010 to utilize all of the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position as of December 31, 1996 is $1,155,017 as compared to a negative $162,097 as of December 31, 1995. This significant improvement is a result of the successful completion of an initial public offering of the Company's common stock during May, 1996, prior to which time the Company had historically financed its growth and cash needs primarily through loans from its principal stockholders, related parties and finance companies. The Company used $300,000 of the net proceeds to repay indebtedness, while the majority of the remaining net proceeds will be used to develop additional RealPlay(TM) software titles, the development of Passport2, the Company's Internet gaming technology, the distribution of contemplated titles including District Attorney and ER Deluxe, and for working capital purposes. In conjunction with the initial public offering, $700,000 of the Convertible Note was converted into common stock of the Company. In order to prepare for anticipated growth, the Company moved its headquarters by entering into a three-year lease for approximately 15,309 square feet of rentable office space at a monthly rent of $16,074. Also during 1996, in accordance with the acquisition of substantially all of the assets of OTTOG, the Company assumed a lease for 1,450 square feet of rentable office space in Oakhurst, California at a monthly rent of $1,000 per month. In August of 1997 the monthly rent for the Oakhurst, California facilities will increase to $1,091, and the lease will expire in August of 1998.

         During the fourth quarter of 1996 the Company and IBM mutually agreed to terminate the DA License Agreement. Under the final termination agreement, the Company will pay IBM the aggregate sum of $400,000 by December 15, 1997, representing the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The Company is currently contemplating self-distribution of the District Attorney and ER Deluxe titles through direct marketing and retail channels, but has also simultaneously been in communications with potential replacement distribution partners. There can be no assurance, however, that the Company will be able to successfully distribute the product through its own efforts, or find a replacement for IBM as a distribution partner. In the event that the Company decides to utilize and is able to locate a suitable replacement distribution partner, there can be no assurance that the Company will be able to enter into an agreement with another distribution partner that provides for distribution of the District Attorney title on terms similar to the DA License Agreement, or that another distribution partner will be as effective in such capacity as IBM. In the event the Company is not able to market the product autonomously, or locate a satisfactory distribution partner, or enter into a distribution agreement with respect to the District Attorney title on terms that replace the $400,000 to be paid to IBM, the Company's ability to fund the development of future titles, and, as a direct result, the ability to generate future operating cash flow, may be adversely affected. Additionally, the indefinite cessation of development on a number of contemplated titles, including Newsflash, ER Code Blue, Animal Doctor, and Junior Astronaut may have a material adverse affect on the Company's ability to generate future operating cash flow.

         The Company had $1,968,740 in cash outflows from operating activities for the twelve months ended December 31, 1996 compared to using $335,615 for operating activities during the first twelve months of 1995. The increase in outflows of $1,633,125 between 1996 and 1995 operating cash flow primarily resulted from an increase in the net loss after adjustments for non-cash items in operations of $1,725,157, an increase in the change in restricted cash of $55,240, an increase in the change in other receivables of $125,888, an increase of $83,494 in the change of development co-funding recognized in excess of development expense co-funding billings, and an increase in the change in accrued interest of $192,120. This has been offset by increases in the change in the amount payable to IBM of $400,000, an increase in the change in accounts payable of $75,585, an increase of $35,609 in the change in accrued vacation, and an increase in the change in deferred revenues of $40,388. The total net outflows from operating activities are primarily the result of net losses caused by research and development expenses associated with the Company's growing number of titles, and increases in general and administrative expenses associated with the increase in the Company's overhead structure.

         Investing activities during the twelve months ended December 31, 1996 consisted of purchases of computer equipment and construction of leasehold improvements totaling $388,829 and the capitalization of software development costs related to the District Attorney title of $1,260,478. These outflows were offset slightly by proceeds of $7,750 from the disposition of property and equipment during 1996. During 1995 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $44,707 and the capitalization of software development costs associated with the Emergency Room title of $90,446. The increases in purchases of computer equipment and construction of leasehold improvements from 1995 to 1996 are directly related to the general growth in the Company's overhead structure and the growth in the number of projects currently under development. The increase in capitalized software development costs is due to full scale development of the District Attorney title during 1996, and establishment of technological feasibility for the District Attorney title during May of 1996.

         The Company had cash inflows of $5,049,886 from financing activities for the twelve months ended December 31, 1996 compared to 1995 which provided $815,208 from financing activities. In May 1996, the Company successfully completed an initial public offering. Net cash received by the Company from this transaction for the twelve months ended December 31, 1996 was $5,355,589, after deducting all offering related expenses incurred during 1996, and was $5,198,048 after deducting additional offering-related expenses incurred during 1995 of $157,541. The majority of the net proceeds will be used by the Company to develop additional RealPlay(TM) titles, the continued development of Passport2, the Company's Internet gaming technology, the distribution of contemplated titles including District Attorney and ER Deluxe, and for working capital purposes. Additional financing activities for the twelve months ended December 31, 1996 included payments on long term notes payable of $365,534, and net borrowings of $35,250 under a line of credit. Net cash inflows of $815,208 during 1995 consisted of $1,000,000 representing the proceeds from the private placement of a convertible note, and additional borrowings on long term notes payable in the amount of $252,326. These inflows were offset by payments on long term notes payable totaling $246,441, and registration and financing costs associated with the convertible note in the amount of $190,677.

         The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the successful acquisition of certain of the assets and liabilities of Educorp, and the successful operation there of, the timeliness and market acceptance of its current and future software titles most importantly the District Attorney and ER Deluxe titles, the costs of developing and producing such titles, the costs associated with self distribution of the titles, and the continued success of the Emergency Room title and various other factors, some of which may be beyond the Company's control. Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company will require additional capital, which it may seek through additional public or private financings or other sources. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. Similarly, the Company's future capital requirements will be affected by, among other things, the successful acquisition of certain of the assets and liabilities of Educorp, the timing and cost of producing new titles, promotional and advertising expenses required to launch new titles, the costs associated with self distribution of existing and future titles, debt service requirements including long term notes payable and amounts due to IBM, various commitments under employment agreements and operating leases, and investments in technological and production process research.

         The Company believes that its transition from a co-developer to a developer, publisher and distributor may improve the Company's financial results in the future because the Company will be vertically integrated from product development to consumer sales and marketing. There can be no assurance, however, that this transition will be successful and, if unsuccessful, the Company could face short-term liquidity requirements that could significantly deplete its current cash resources. If this occurs, the Company believes that liquidity requirements can be satisfied by eliminating costs associated with the development of future titles, significantly curtailing its Internet gaming services, locating new affiliate arrangements for future titles and seeking additional external financing. There can be no assurance, however, that the Company will be able to effect any one of these objectives. Although the Company believes that its operating plan and efforts will be adequate to meet its fiscal 1997 working capital requirements, there can be no assurance that the Company will not experience, among other things, liquidity problems caused by adverse market conditions or other unfavorable events outside its control.

RISK FACTORS

         Management of Growth; Uncertainties Relating to Acquisitions and New Businesses. The Company is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions which involve significant risks. For example, the acquisition of the assets of OTTOG and the proposed acquisition of assets of Educorp and its subsidiaries involve issuances of equity securities, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, which have adversely affected, or may adversely affect, the Company's operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, the acquisition of the assets of OTTOG has expanded, and the proposed acquisition of assets of Educorp and certain of its subsidiaries will expand, the Company's size, operations, personnel and geographic locations. There can be no assurance, however, that the proposed acquisition of Educorp and its subsidiaries will be consummated. In addition, the Company has little experience in establishing, organizing and operating an internal marketing, public relations and sales group to distribute its products. The Company's ability to integrate and organize its new and proposed businesses, including the Passport2 Internet game and information service, the catalog distribution business of Educorp and an internal marketing, public relations and sales group, and to predict and manage its growth will require significant expansion in the Company's operation, financial and management information systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business. The integration of acquired companies' operations, technologies, products and personnel into the Company's operations has in the past, and may in the future, result in unforeseen operating difficulties and expenditures, requiring significant management attention that would otherwise be available for the ongoing development of the Company's business. In addition, future acquisitions by the Company, including but not limited to, the proposed acquisition of assets of Educorp, involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or of Legacy and unforeseen operating and financial difficulties. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or the Company's internal development of a new business segment will be realized.

         Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future, based on a number of factors. The Company may experience significant quarterly fluctuations in net sales and operating results due to a variety of factors including, but not limited to, the size and rate of growth of the consumer edutainment and gaming software market, the Company's ability to recognize revenue in accordance with SFAS 48, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the Internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from IBM, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter, the timing of product introductions and the recognition of royalty revenue received from its co-development partner. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's results of operations, business and financial condition. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective products may result in higher customer support costs and product returns.

         Rapidly Changing Technologies and Markets. The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including new platforms, CD-ROMs and the Internet, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments, such as Windows 95 and the Internet, and anticipate or respond to technological advances, emerging industry standards and practices and changes in CD-ROMs, the Internet and other technologies, in a timely, cost-effective manner. In response to major industry changes reflected by the increasing popularity of the Internet among consumers, the Company has expanded its Internet strategy. There can be no assurance that any of such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for entertainment and edutainment, will continue to increase as rapidly as it has during the past few years.

         Need for Additional Capital. The Company's ability to achieve positive cash flow depends on a variety of factors including, but not limited to, the successful acquisition of certain of the assets of Educorp and its subsidiaries, and the successful operation thereof, the timeliness and market acceptance of its current and future software titles, such as the District Attorney and ER Deluxe titles, the costs of developing and producing such titles, the costs associated with self distribution of the titles, and the continued success of the Emergency Room title and various other factors, some of which may be beyond the Company's control. Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company may require additional capital, which it may seek through additional public or private financings or other sources. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997.

         Dependence on IBM for Substantially All the Company's Revenues. In 1996 approximately 94% of the Company's total revenues was derived from royalty payments made by IBM to the Company on sales of the Emergency Room title pursuant to the Company's co-development agreement with IBM. During fiscal 1996, the Emergency Room title, which IBM co-developed and is currently distributing and marketing, was the only product of the Company that generated revenues in excess of $21,000. The Company expects royalty revenue from the Emergency Room title, a DOS-based product, to diminish significantly over the course of 1997, as it will face increased competition from Windows-based products. Although IBM is currently distributing and marketing the Emergency Room title on behalf of the Company, the Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the District Attorney title. In light of the Company's dependence on IBM for the distribution and marketing of its Emergency Room title, if sales of the Emergency Room title by IBM were to materially decrease, if IBM were to terminate its development and marketing relationship with the Company with respect to the Emergency Room title, if the Company is unable to develop other CD-ROM titles, such as the District Attorney title, or other services, such as Passport2, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's results of operations, financial condition and business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Competition. Each of the computer software development, Internet technology and software retail distribution industries is intensely competitive. The Company's competitors in each industry range from small companies with limited resources to large, more established companies which have significantly greater assets and greater financial, technical and personnel resources than those of the Company. The Company expects competition to continue and increase in each of these market segments.

         Increased competition in the software development market, resulting from, among other things, the timing of competitive product releases and the similarity of such products to those of the Company, may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores, any of which could have a material adverse effect on the Company's results of operations, business or financial condition. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment sectors of the software market and, as a result of their greater resources, name recognition, customer base and licensed rights, are significant competitors in the software industry. Current and future competitors with greater resources than the Company may be able to, among other things, carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co- development partners than the Company. New hardware formats and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively or at all to market or technological changes or to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results or financial condition.

         Consolidation among software companies significantly increased in 1996 and has shown signs of continuing. For example, CUC, Inc. has purchased Davidson Software, Sierra and Knowledge Adventure, Softkey, Inc. has purchased The Learning Company and MECC, IBM has purchased Edmark, and GT Interactive, Inc. has purchased

Humungous Entertainment, Inc. This consolidation process makes it more difficult for small publishers to obtain broad retail distribution without "affiliating" with larger distributors in certain channels. The Company currently distributes the Emergency Room title through IBM but in 1997 may develop a marketing/sales organization that will distribute products through the retail channel, direct mail, catalogs and the Internet. There can be no assurance that the Company will develop such a marketing/sales organization or that, if established, such organization would be able to distribute successfully the Company's products.

         In the past, the Company focused primarily on the edutainment product category; through the acquisition of OTTOG, the Company has moved into the area of Internet edutainment products and games. The Internet category is dominated by a number of very large competitors and is subject to rapid change in consumer preference. Should the Company increase its presence in the Internet industry segment, it will experience these additional risks and competitive pressures.

         The Company also faces competition resulting from its proposed acquisition of Educorp and its affiliates. Currently, Educorp competes primarily against other companies that publish or distribute multimedia CD-ROM software in the education, entertainment and reference categories. As a distributor of third party titles, the Company would compete with other direct marketing companies such as Micro Warehouse, Tiger Direct, Multiple Zones, and Creative Computers. On the retail level, the Company would compete with large computer retailers such as CompUSA, Computer City, Best Buy, and Micro Center, software vendors such as Egghead, and mass merchants such as Toys R Us, Walmart, Price/Costco and Sears. The Company would also compete indirectly against developers and publishers that sell multimedia titles outside of Educorp's subject focus, and directly against software developers and publishers that offer multimedia product for the adult consumer, higher education and corporate management and training markets, including, among others, Softkey, Cliff Studyware, Princeton Review and Export Software.

         Products in the market compete primarily on the basis of subjective factors, such as entertainment value, and objective factors, such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms and the Internet) may reduce demand in markets in which Educorp has traditionally competed. Manufacturers and developers of cartridge-based video games, such as Nintendo and Sega and their licensees, also are indirect competitors of Educorp and would be of the Company upon completion of the proposed acquisition. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's results of operations, business and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors of Educorp and its affiliates or that competitive pressures faced by the Company upon completion of the proposed acquisition will not materially and adversely affect the Company's business, operating results or financial condition.

         Seasonality. Typically, revenues are highest during the fourth fiscal quarter, decline in the first fiscal quarter and are lowest in the second and third fiscal quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the calendar year-end holiday selling season. Other fluctuations in retail sales are related to the school market, which generally purchases most products at the beginning of the school year in September or in late spring, when software budgets must be expended. There can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board

("FASB") is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material adverse effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) issued by the FASB is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

EFFECTS OF INFLATION

         The Company believes that inflation has not had a material effect on its net sales and results of operations. Substantial increases in labor costs or video production costs on video produced for use within the Company's software programs could adversely affect the operations of the Company for future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data of the Company required by this item are set forth on the pages indicated by Item 14(a) and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included on pages 3 through 6 and page 16 of the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is included on pages 22 through 26 of the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is included on pages 17 and 18 of the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is included on pages 5 through 6 and pages 23 through 24 of the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

         1.  FINANCIAL STATEMENTS.

                 Report of Independent Certified Public Accountants.

                 Balance Sheets as of December 31, 1996 and 1995.

                 Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

                 Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                 Notes to Financial Statements.

         2.  FINANCIAL STATEMENT SCHEDULES.

                 Valuation and Qualifying Accounts.

         3. EXHIBITS. Reference is made to Item 14(c) of this Annual report on Form 10-K.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual report on Form 10-K.

(C) EXHIBITS.

         The Company's Financial Statements and the Report of Independent Certified Public Accountants are presented in the following pages.

         Report of Independent Certified Public Accountants.

         Balance Sheets as of December 31, 1996 and 1995.

         Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

         Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Valuation and Qualifying Accounts.

         Notes to Financial Statements.

2.1      Asset Purchase Agreement, dated August 19, 1996, by and among Legacy Software, Inc., On the Toes of
         Giants, Inc. and Robert E. Heitman.  (1)
3.1      Certificate of Incorporation, as amended. (2)
3.2      Bylaws. (2)
4.1      Specimen form of stock certificate for Common Stock. (2)

10.1     1995 Stock Option/Stock Issuance Plan. (2)
10.2     1995 Employee Stock Purchase Plan. (2)
10.3     Form of Stock Option Agreement. (2)
10.4     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and Ariella J.
         Lehrer, Ph.D. (2)
10.5     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and Stanley
         Wojtysiak. (2)
10.6     Employment Agreement, dated October 16, 1995, by and between Legacy Software, Inc. and William E.
         Sliney. (2)
10.7     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and John W.
         Miller. (2)
10.8     Form of Indemnification Agreement for Officers and Directors. (2)
10.9     Form of Consulting Agreement, dated December 1, 1993, by and between Elizabeth Nolan, M.D. and
         Legacy Software, Inc. (2)
10.10    Promissory Note, dated November 1, 1989, by Legacy Software, Inc. for the benefit of Stanley Wojtysiak, as amended by the Addendums to Promissory Note, dated December 1, 1993, and Amendment to
         Promissory Note, dated November 10, 1995. (2)
10.11    Second Amendment to Promissory Note, dated December 20, 1996, by Legacy Software, Inc. for the benefit of Stanley Wojtysiak.*
10.12    Promissory Note, dated August 1, 1989, by Legacy Software, Inc. for the benefit of Ariella Lehrer, as amended by the Addendums to Promissory Note, dated June 1, 1995, and Amendment to Promissory Note, dated November 10, 1995. (2)
10.13    Second Amendment to Promissory Note, dated December 20, 1996, by Legacy Software, Inc. for the benefit of Ariella Lehrer.*
10.14    Promissory Note, dated February 1, 1991, by Legacy Software, Inc. for the benefit of Irving Lehrer, as amended by the Addendums to Promissory Note dated March 1, 1995, and Amendment to
         Promissory Note, dated November 10, 1995. (2)
10.15    Second Amendment to Promissory Note, dated February 7, 1997 by Legacy Software, Inc. for the benefit of Irving Lehrer.*
10.16    Promissory Note, dated May 13, 1995, by Legacy Software, Inc. for the benefit of Benjamin Elkin as amended by Addendum, dated August 4, 1995, by Legacy Software, Inc. for the benefit of Benjamin
         Elkin. (2)
10.17    Warrant Agreement, dated November 21, 1995, by and between Legacy Software, Inc. and E.B.C. Trust
         Corporation. (2)
10.18    Warrant Certificate, dated November 21, 1995, by Legacy Software, Inc. of the benefit of E.B.C. Trust
         Corporation. (2)
10.19    Registration Rights Agreement, dated November 21, 1995, by and between Legacy Software, Inc. and
         E.B.C. Trust Corporation. (2)
10.20    Promissory Note, dated April 12, 1996, by Legacy Software, Inc. for the benefit of Ivan M.
         Rosenberg. (2)
10.21    Form of Employment Agreement, Confidential Information and Invention Assignment Agreement. (2)
10.22    Multimedia Rights License Agreement, dated January 4, 1995, by and between IBM and Legacy Software,
         Inc., as amended by Amendment No. 1, dated March 14, 1995, and Amendment No. 2, dated
         July 14, 1995. (2)+
10.23    Sublease, dated May 31, 1996, by and between Gilda Marx Incorporated and Legacy Software, Inc. (4)
10.24    Employment Agreement, dated August 30, 1996, by and between Legacy Software, Inc. and Robert E.
         Heitman. (1)
10.25    Office Lease, dated August 20, 1996, by and between Guyett/Montgomery and Legacy Software, Inc. (1)
10.26    Letter of Intent, dated February 24, 1997, by and between Legacy Software, Inc. and Hariston Corporation. *
10.27    Termination Agreement, dated February 24, 1997, by and between Legacy Software, Inc. and International
         Business Machines Corporation. *
10.28    Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and Gregory
         Ackerman.(2)
11.1     Statement regarding computation of per share earnings. *

24.1     Power of Attorney (see signature page of this Registration Statement). *
27.1     Financial Data Schedule. *
-----------------

*    Filed herewith.
+ Portions of this Exhibit were deleted pursuant to the Company's request for confidential treatment pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
(1) Filed as an exhibit to the Company's Form 8-K filed September 12, 1996 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed February 7, 1996, as amended (File No. 333-1054) and incorporated by reference.
(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference.
(4) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . .   F-1

Financial Statements

         Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

         Statements of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

         Statements of Shareholders' Equity (Deficit) . . . . . . . . . . . . . . . . . . . . .   F-4

         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-22

               Report of Independent Certified Public Accountants


To the Shareholders of
Legacy Software, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Legacy Software, Inc., as of December 31, 1996 and 1995, and the statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Software, Inc., as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                        /s/ BDO SEIDMAN, LLP

                                        BDO SEIDMAN, LLP


Los Angeles, California
February 28, 1997

                             LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS
                  ===========================================

                                                                                         December 31,
                                                                             ---------------------------------------
                                                                                   1996                  1995
                                                                             ---------------       -----------------
                                             ASSETS (Note 1 and 6)

Current assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .      $     1,804,779       $         365,190
   Restricted cash (Note 4) . . . . . . . . . . . . . . . . . . . . . .               55,240                       -
   Accounts receivable, net of allowances for
     doubtful accounts of $0 and $7,600   . . . . . . . . . . . . . . .                2,767                   2,951
   Other receivables (Notes 2 and 12) . . . . . . . . . . . . . . . . .              125,888                       -
                                                                             ---------------       -----------------

       Total current assets . . . . . . . . . . . . . . . . . . . . . .            1,988,674                 368,141

Product development costs, net (Note 1) . . . . . . . . . . . . . . . .            1,260,478                  76,507
Property and equipment, net (Note 3)  . . . . . . . . . . . . . . . . .              407,632                  84,097

Other assets
   Deferred loan costs  . . . . . . . . . . . . . . . . . . . . . . . .                    -                  17,505
   Deferred offering costs  . . . . . . . . . . . . . . . . . . . . . .                    -                 157,541
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               23,723                   7,099
                                                                             ---------------       -----------------

                                                                             $     3,680,507       $         710,890
                                                                             ===============       =================

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Line of credit (Note 4)  . . . . . . . . . . . . . . . . . . . . . .      $        35,250       $               -
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .              167,097                   9,952
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . .               19,896                  25,315
   Accrued vacation . . . . . . . . . . . . . . . . . . . . . . . . . .               50,593                   7,492
   Payable to former co-development partner (Note 5)  . . . . . . . . .              400,000                       -
   Deferred revenues  . . . . . . . . . . . . . . . . . . . . . . . . .               40,388                       -
   Accrued compensation (Note 8)  . . . . . . . . . . . . . . . . . . .                    -                 100,000
   Development expense co-funding billings in excess of
     development expense co-funding recognized  . . . . . . . . . . . .                    -                  54,637
   Notes payable and current portion of long-term debt (Note 6)   . . .              120,433                 332,842
                                                                             ---------------       -----------------

       Total current liabilities  . . . . . . . . . . . . . . . . . . .              833,657                 530,238

Long-term debt and accrued interest, net of current portion (Note 6)  .              341,369               1,005,242
                                                                             ---------------       -----------------

Commitments (Note 7)

Shareholders' equity (deficit) (Note 8)
   Preferred Stock, par value $.001 per share, 5,000,000
     shares authorized; none issued and outstanding   . . . . . . . . .                    -                       -
   Common Stock, par value $.001 per share, 10,000,000 shares
     authorized; 2,523,115 and 741,000 shares issued and outstanding  .                2,522                     741
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            6,858,914                 546,082
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .           (4,355,955)             (1,371,413)
                                                                             ---------------        ----------------

       Total shareholders' equity (deficit) . . . . . . . . . . . . . .            2,505,481                (824,590)
                                                                             ---------------       -----------------

                                                                             $     3,680,507       $         710,890
                                                                             ===============       =================

                See accompanying notes to financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
              ====================================================

                                                                        Year ended December 31,
                                                            -------------------------------------------------

                                                                  1996              1995               1994
                                                            -------------------------------------------------
Revenue (Notes 1 and 15)
  Royalties . . . . . . . . . . . . . . . . . .             $    768,716      $      9,179      $      16,809
  Software sales  . . . . . . . . . . . . . . .                   13,501            36,399             69,856
  Consulting  . . . . . . . . . . . . . . . . .                   12,125             6,000            100,000
                                                            ------------      ------------      -------------

   Total revenue  . . . . . . . . . . . . . . .                  794,342            51,578            186,665

Costs and expenses (Note 1)
  Cost of royalties   . . . . . . . . . . . . .                   76,507            13,939                  -
  Cost of software sales  . . . . . . . . . . .                    9,745            31,528             46,783
  Product development   . . . . . . . . . . . .                1,664,478            72,951            196,595
  General and administrative  . . . . . . . . .                1,585,084           336,457            133,644
  Selling   . . . . . . . . . . . . . . . . . .                   91,995            21,216              9,829
                                                            ------------      ------------      -------------

   Total costs and expenses   . . . . . . . . .                3,427,809           476,091            386,851
                                                            ------------      ------------      -------------

Loss from operations  . . . . . . . . . . . . .               (2,633,467)         (424,513)          (200,186)

Interest expense  . . . . . . . . . . . . . . .                 (459,315)         (267,005)           (51,707)

Interest income . . . . . . . . . . . . . . . .                  108,240                 -                  -
                                                            ------------      ------------      -------------

Net loss  . . . . . . . . . . . . . . . . . . .             $ (2,984,542)     $   (691,518)     $    (251,893)
                                                            ============      ============      =============

Net loss per common share (Note 1)  . . . . . .             $      (1.78)     $      (0.49)     $       (0.18)
                                                            ============      ============      =============

Weighted average common stock
  shares outstanding (Note 1) . . . . . . . . .                1,676,975         1,396,218          1,396,218
                                                            ============      ============      =============





                See accompanying notes to financial statements.

                             LEGACY SOFTWARE, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1996, 1995 and 1994
  ===========================================================================


                                                    Common Shares      Additional
                                                --------------------    Paid-In     Accumulated
                                                Shares       Amount     Capital       Deficit        Totals
                                               ---------    --------   ----------   -----------    ----------
Balance, January 1, 1994  . . . . . . . . .      720,000    $    720   $    4,280   $  (428,002)   $ (423,002)

Net loss  . . . . . . . . . . . . . . . . .            -           -            -      (251,893)     (251,893)
                                               ---------    --------   ----------   -----------    ----------

Balance, December 31, 1994  . . . . . . . .      720,000         720        4,280      (679,895)     (674,895)

Issuance of warrants in conjunction with
  convertible note and the original issue
  discount associated with the note's
  conversion feature, net of associated
  costs (Note 6)  . . . . . . . . . . . . .            -           -      499,823             -       499,823

Issuance of common shares in exchange
  for services (Note 8) . . . . . . . . . .       21,000          21       41,979             -        42,000

Net loss  . . . . . . . . . . . . . . . . .            -           -            -      (691,518)     (691,518)
                                               ---------    --------   ----------   -----------    ----------

Balance, December 31, 1995  . . . . . . . .      741,000         741      546,082    (1,371,413)     (824,590)

Issuance of common shares in exchange
  for services (Note 8) . . . . . . . . . .        7,200           7       14,393             -        14,400

Issuance of common shares in conversion
  of note payable (Note 8)  . . . . . . . .      534,351         534      699,466             -       700,000

Issuance of common shares in initial
  public offering (Note 8)  . . . . . . . .    1,150,000       1,150    6,898,850             -     6,900,000

Offering costs associated with initial public
  offering (Note 8) . . . . . . . . . . . .            -           -   (1,701,952)            -    (1,701,952)

Issuance of common shares in acquisition
  of research and development (Note 13) . .       33,334          33      233,305             -       233,338

Issuance of common shares through employee
  stock purchase plan (Note 9)  . . . . . .        7,230           7       28,913             -        28,920

Issuance of common shares in exchange
  for services (Note 8) . . . . . . . . . .       50,000          50       99,950             -       100,000

Compensation related to nonemployee stock
  options (Note 9)  . . . . . . . . . . . .            -           -       39,907             -        39,907

Net loss  . . . . . . . . . . . . . . . . .            -           -            -    (2,984,542)   (2,984,542)
                                               ---------    --------   ----------   -----------    ----------

Balance, December 31, 1996  . . . . . . . .    2,523,115    $  2,522   $6,858,914   $(4,355,955)   $2,505,481
                                               =========    ========   ==========   ===========    ==========




                See accompanying notes to financial statements.

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
             =====================================================

                                                                              Year ended December 31,
                                                                  ----------------------------------------------
                                                                      1996              1995           1994
                                                                  ----------------------------------------------
Cash flows from operating activities
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .     $ (2,984,542)     $    (691,518)   $  (251,893)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
   Provision for doubtful accounts    . . . . . . . . . . . .            6,877              7,600         10,300
   Depreciation   . . . . . . . . . . . . . . . . . . . . . .           57,399             21,159         18,170
   Amortization of software development costs   . . . . . . .           76,507             13,939              -
   Amortization of deferred loan costs and original
     issue discount   . . . . . . . . . . . . . . . . . . . .          355,307            177,652              -
   Loss on disposal of property and equipment   . . . . . . .              144                  -              -
   Non cash stock option compensation   . . . . . . . . . . .           44,245                  -              -
   Issuance of common stock in exchange for services  . . . .           14,400                  -              -
   Issuance of common stock in acquisition of research
     and development  . . . . . . . . . . . . . . . . . . . .          233,338                  -              -
   Increase (decrease) from changes in:
     Restricted cash  . . . . . . . . . . . . . . . . . . . .          (55,240)                 -              -
     Accounts receivable  . . . . . . . . . . . . . . . . . .           (6,691)             2,642        143,679
     Other receivables  . . . . . . . . . . . . . . . . . . .         (125,888)                 -              -
     Other assets   . . . . . . . . . . . . . . . . . . . . .          (16,624)            (5,099)        (2,000)
     Accounts payable   . . . . . . . . . . . . . . . . . . .          157,145             81,560         (9,754)
     Accrued expenses   . . . . . . . . . . . . . . . . . . .           (5,419)           (23,469)             -
     Accrued vacation   . . . . . . . . . . . . . . . . . . .           43,101              7,492              -
     Payable to former co-development partner   . . . . . . .          400,000                  -              -
     Deferred revenues    . . . . . . . . . . . . . . . . . .           40,388                  -              -
     Development expense co-funding billings in excess
       of development expense co-funding recognized . . . . .          (54,637)            28,857         25,780
     Accrued interest   . . . . . . . . . . . . . . . . . . .         (148,550)            43,570         40,758
                                                                  ------------      -------------    -----------

         Net cash used in operating activities  . . . . . . .       (1,968,740)          (335,615)       (24,960)
                                                                  ------------      -------------    -----------

Cash flows from investing activities
  Purchase of property and equipment  . . . . . . . . . . . .         (388,829)           (44,707)       (57,679)
  Proceeds from the disposition of property and equipment . .            7,750                  -              -
  Additions to software development costs . . . . . . . . . .       (1,260,478)           (90,446)             -
                                                                  ------------      -------------    -----------

         Net cash used in investing activities  . . . . . . .       (1,641,557)          (135,153)       (57,679)
                                                                  ------------      -------------    -----------

Cash flows from financing activities
  Net proceeds from initial public offering . . . . . . . . .        5,355,589                  -              -
  Proceeds from issuance of common stock  . . . . . . . . . .           24,581                  -              -
  Proceeds from private placement of convertible note . . . .                -          1,000,000              -
  Borrowings on notes payable and long term debt  . . . . . .                -            252,326        220,000
  Payments of notes payable and long term debt  . . . . . . .         (365,534)          (246,441)      (120,000)
  Registration and financing costs  . . . . . . . . . . . . .                -           (190,677)             -
  Net borrowings under line of credit . . . . . . . . . . . .           35,250                  -              -
                                                                  ------------      -------------    -----------

         Net cash provided by financing activities  . . . . .        5,049,886            815,208        100,000
                                                                  ------------      -------------    -----------

                             LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
             =====================================================


                                                                            Year ended December 31,
                                                                ---------------------------------------------
                                                                      1996              1995           1994
                                                                ---------------------------------------------
Net increase in cash and cash equivalents . . . . . . .            1,439,589           344,440         17,361

Cash and cash equivalents, beginning of year  . . . . .              365,190            20,750          3,389
                                                                ------------      ------------     ----------

Cash and cash equivalents, end of year  . . . . . . . .         $  1,804,779      $    365,190     $   20,750
                                                                ============      ============     ==========


Supplemental disclosure of cash flow information

  (a)  Non-cash transactions:

         On November 20, 1995, the Company issued 21,000 shares of common stock to an individual for consulting services (Note 8).

         On January 23, 1996, the Company issued 7,200 shares of common stock to an individual for consulting services (Note 8).

         In May 1996, $700,000 of a convertible note payable to a trust company was converted into common stock of the Company (Notes 6 and 8).

         On August 30, 1996, the Company issued 33,334 shares of common stock to acquire substantially all of the assets of an internet technology company, which consisted primarily of purchased research and development (Note 13).

         On November 1, 1996, the Company issued 50,000 shares of common stock to an individual in satisfaction of accrued compensation in the amount of $100,000 (Note 8).

         During the year ended December 31, 1996, the Company recorded $39,907 of compensation expense in conjunction with nonemployee stock options (Notes 8 and 9).

  (b)  Cash paid during the year for:

         Interest   . . . . . . . . . . . . . . . . . .         $    252,000      $     51,000     $   11,000
                                                                ============      ============     ==========

         Income taxes   . . . . . . . . . . . . . . . .         $      1,000      $      1,000     $    1,000
                                                                ============      ============     ==========





                See accompanying notes to financial statements.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
        ================================================================


Note 1 - Summary of Significant Accounting Policies

Business

Legacy Software, Inc. (the "Company") develops consumer software products for the rapidly growing "edutainment" market. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company is also in the final testing stages of its Internet gaming technology, with several interactive games currently operational. The Company was reincorporated in Delaware in March 1996.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

The Company has bank accounts with one bank, which has a balance of approximately $390,094, this balance is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Deferred Loan Costs

Deferred loan costs represent costs incurred in connection with the issuance of a convertible note payable (See Note 6). The costs were amortized on a straight line basis over the estimated life of the loan.

Deferred Offering Costs

Deferred offering costs represent costs incurred in connection with the Company's public offering, and were offset against the proceeds from the public offering.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Revenue Recognition

Co-Development Software

Royalty revenues consist of royalties earned on sales of software developed with co-development partners, from which the Company earns a specified percentage of the sales price or a specified dollar amount per unit. Royalty revenues on consignment shipments made by the co- development partners are only recognized when both (i) the Company can reasonably estimate the product sell-through from its co-development partners has occurred and (ii) the Company can comply with Statement of Financial Accounting Standards No. 48 (SFAS 48), "Revenue Recognition When Right of Return Exists." The Company has determined that it can recognize revenue in accordance with SFAS 48 by reviewing and analyzing, among other things, (i) the Company's and the co-development partners experience on co-development software sales and returns to date, (ii) sales and returns of the Company's past co-development software products and other information relating thereto, (iii) sales and returns of comparable computer software products of other information relating thereto (iv) information regarding significant purchasers of the Company's product, and (v) computer software industry data and practices. (See Note 15).

SOFTWARE SALES

Software sales, which consist of sales of Company-owned software, including Company developed software, are recorded at the time of shipment provided that no significant vendor and post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Any insignificant post-contract support obligations and provisions for estimated returns, including distributors' stock balancing rights and liability under price protection programs, are accrued for at the time of sale.

CONSULTING REVENUE

Consulting revenue is recognized as services are performed.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 1 - Summary of Significant Accounting Policies (Continued)

Product Development Costs

The Company records product development costs net of any co-funded development expenses recognized into operations under co-development agreements. Co-funded development expenses under co-development agreements to develop software are recognized as a ratio of related product development costs as these costs are incurred. This ratio is calculated by dividing total estimated co-funded development expenses to be received by total estimated product development costs. Co-funded development expenses are not recognized into the Statement of Operations until all contractual repayment contingencies, such as the unconditional repayment of co-funded development expenses upon termination of a co- development contract without cause, have been eliminated. As contracts can extend over one or more accounting periods, revisions in costs or co-funded development expenses estimated during the course of the work are adjusted during the accounting period in which the facts that require such revisions become known. The effects of these changes in estimates are then recognized prospectively throughout the remaining contract life. The liability "development expense co-funding billings in excess of development expense co-funding recognized" represents billings under co-development agreements in excess of amounts recognized into the Statement of Operations. As of December 31, 1995, the Company was a party to two co-development contracts, the first of which, the Emergency Room Development and Licensing Agreement, specified that
(i) the Company has granted its co-development partner an exclusive license to, among other things, use, manufacture, sell and distribute the software title,
(ii) the co-development partner has a right of first refusal on derivative works within 12 months of acceptance of the title by the co-development partner, and (iii) the co-development partner is contractually obligated to pay the Company a royalty based on a fixed percentage of product revenue (net of returns and allowances), or a fixed dollar amount if bundled with other software, within 60 days after the conclusion of each calendar quarter. The terms of the second agreement, the District Attorney Development and Licensing Agreement (the "DA License Agreement") are identical to the first agreement, except that (i) the co-development partner may terminate this agreement without cause, however the co-development partner would be obligated to pay the Company for any co-development services rendered up to the termination date and (ii) the royalty structure is different from the first contract. The DA License Agreement was terminated with the co-development partner effective January 3, 1997 (See Note 5). The Company has not entered into any new co-development contracts during 1996.

Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs once technological feasibility has been established upon completion of a detail program design. All costs capitalized are net of related development expense co- funding, and the Company ceases capitalizing such costs when the product derived from the project is available for general release to customers. These costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 1 - Summary of Significant Accounting Policies (Continued)

Product Development Costs (Continued)

ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. The Company evaluates the recoverability of any software development costs capitalized on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized balance of software development costs. During the year ended December 31, 1995, the Company capitalized $90,446 of software development costs related to the Emergency Room title, $13,939 was amortized into operations in 1995, and the remaining balance of $76,507 was amortized into operations in 1996. During the year ended December 31, 1996, the Company capitalized $1,260,478 of software development costs related to the District Attorney title. The Company has not begun to amortize any of the capitalized software development costs related to the District Attorney title, as the product is not available for general release to customers.

Earnings Per Share

Earnings per share is based upon the weighted average number of common shares and common stock equivalents outstanding during each period, and is adjusted for the effect of the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83 for the years ended December 31, 1994 and 1995. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial filing of the offering together with common stock options issued during such period with an exercise price less than the initial public offering price, are treated as outstanding for all periods presented. Earnings per share is computed using a treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options, to repurchase shares of the Company's common stock at the initial public offering price. For the year ended December 31, 1996, the Company has elected to calculate its weighted average common stock shares outstanding under SAB 83 until the completion of its initial public offering. Subsequent to the initial public offering, loss per share is calculated on the weighted average common stock shares outstanding in accordance with Accounting Principles Board Opinions No. 15.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" or SFAS 123. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock (see Note 9).

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125) issued by the Financial Accounting Standards Board (FASB) is effective for financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

Note 2 - Other Receivables

Other receivables at December 31, 1996 consist of a $10,500 note receivable from a related party (Note 12), $75,000 due from McGraw Hill (Note 5) and $40,388 due from a former co-development partner related to royalties earned on the fourth quarter sales.

Note 3 - Property and Equipment

Property and equipment are summarized as follows:

                                                                      December 31,
                                                             -----------------------------
                                                                 1996              1995
                                                             -----------------------------
     Computers and equipment                                 $  322,734         $  136,592
     Furniture and fixtures                                     134,079              2,016
     Leasehold improvements                                      52,303                  -
     Computer software                                            8,716                  -
                                                             ----------         ----------

                                                                517,832            138,608
     Less accumulated depreciation                              110,200             54,511
                                                             ----------         ----------

     Totals                                                  $  407,632         $   84,097
                                                             ==========         ==========

Depreciation and amortization expense on property and equipment was $57,399, $21,159 and $18,170 for the years ended December 31, 1996, 1995, and 1994.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 4 - Short-Term Borrowings and Credit Facilities

The Company has a $50,000 revolving line of credit agreement with a bank which expires in January 1997, to finance purchases of computers and equipment. During the term of the agreement, the Company can borrow at prime rate plus 1.75% (10.0% at December 31, 1996). The outstanding balance at December 31, 1996 was $35,250. The line is fully collateralized by a certificate of deposit account with a balance of $55,240 at December 31, 1996. The agreement requires compliance with certain loan covenants, which the Company was in compliance with, at December 31, 1996. In January 1997, the certificate of deposit was redeemed to paydown the line of credit in full.

Note 5 - Termination and Acquisition of Co-Development Partner's Rights Under Agreements

In the fourth quarter of 1996, the Company and International Business Machines ("IBM") mutually agreed to terminate the DA License Agreement. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company will pay IBM the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The final termination agreement effective January 3, 1997, provides payment provisions based upon a fixed percentage of royalty payments received, or net revenues generated if the Company distributes the software directly, with payment in full due December 15, 1997. The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement, which effectively increased the capitalized software development costs related to the District Attorney title.

Also during 1996 a letter of intent was signed with McGraw Hill Home Interactive for the development and licensing of the contemplated Animal Doctor title. The letter of intent was effectively terminated without cause by McGraw Hill Home Interactive prior to December 31, 1996, at which time the Company was due $75,000 from McGraw Hill Home Interactive related to unfunded development expenses. A release and termination agreement was signed in February of 1997 at which time payment of the $75,000 in unfunded development expenses was received. At December 31, 1996, the Company recorded the unfunded development expenses due from McGraw Hill Home Interactive in other receivables as a charge against product development expenses. Additionally during 1996, preliminary conceptual development was begun for a proposed second McGraw Hill Home Interactive title, Junior Astronaut, for which no agreement or letter of intent was yet signed. Development of both titles was halted in January of 1997, and the Company does not currently plan to continue development of the titles until such time as a replacement development and distribution partner can be located, or sufficient funds are available for the Company to complete development and properly distribute the products without outside assistance.

Note 6 - Long Term Debt

On November 21, 1995, the Company entered into a $1,000,000 convertible note payable to a trust company (the "Convertible Note") bearing interest at 10% payable monthly secured by all of the Company's assets. Principal of $300,000 was paid in May 1996 from the net proceeds of an initial public offering of the Company's common stock. Additionally, in conjunction with the initial public offering, $700,000 of the Convertible Note was converted into common stock of the Company. In connection with this note, the Company also granted the trust company warrants to purchase 200,000 shares of common stock, subject to adjustment under certain circumstances, at an initial purchase price of $1.31 per share. Of the $1,000,000 of total proceeds, $506,702 was allocated to the note's conversion feature and the warrants and represents the original issue discount on the Convertible Note. The original issue discount was fully amortized as of December 31, 1996.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 6 - Long Term Debt (Continued)

The Company's long-term debt is as follows:

                                                                                          December 31,
                                                                                   --------------------------
                                                                                     1996             1995
                                                                                   ---------      -----------
     Unsecured note payable to related party bearing interest at 10.5%;
         all accrued interest and principal payable in monthly installments
         of $10,000, from July 1997 through June 1999                              $ 260,051      $   260,051

     Unsecured note payable to shareholder bearing interest at 16.7%;
         all accrued interest and principal payable over the course
         of two years from March 1998 through February 2000                           73,200           73,200

     Unsecured note payable to shareholder bearing interest at 10.5%;
         all accrued interest and principal payable over the course
         of two years from March 1998 through February 2000                           68,118           73,200

     Unsecured note payable to individual bearing interest at 9%;
         interest payable monthly with outstanding principal payable over the course of one year from July 1996 through
         June 1997                                                                    60,433          120,885

     Convertible note payable to a trust company (see description above)                   -          662,198
                                                                                   ---------      -----------

         Total notes payable                                                         461,802        1,189,534

     Accrued interest                                                                      -          148,550
                                                                                   ---------      -----------

         Total notes payable and accrued interest                                    461,802        1,338,084

         Less current portion                                                        120,433          332,842
                                                                                   ---------      -----------

         Long-term portion                                                         $ 341,369      $ 1,005,242
                                                                                   =========      ===========


The aggregate maturities of long-term debt maturing in succeeding years is as follows:

       December 31,                                                          Amount
       ------------                                                       ------------
          1997                                                            $    120,443
          1998                                                                 172,994
          1999                                                                 150,710
          2000                                                                  17,655
                                                                          ------------

                                                                          $    461,802
                                                                          ============

The Company was unable to practically estimate the fair value of the notes payable due to their related party nature.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 7 - Commitments

Operating Leases

The Company leases its facilities and certain equipment under various operating leases which expire at various dates through November 5, 1999. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 1996 are as follows:

                                                                                        Operating
     December 31,                                                                        Leases
     ------------                                                                      ------------
         1997                                                                          $    212,635
         1998                                                                               207,828
         1999                                                                                81,111
                                                                                       ------------

                                                                                       $    501,574
                                                                                       ============

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $113,569, $30,000 and $22,500.

Employment Agreements

As of December 31, 1996, the Company has employment contracts with seven employees expiring August 1997 through November 2000. Minimum aggregate cash compensation obligations under these contracts are as follows:

     December 31,                                                                         Amount
     ------------                                                                      ------------
         1997                                                                          $    595,000
         1998                                                                               590,000
         1999                                                                               562,000
         2000                                                                               432,000
                                                                                       ------------

                                                                                       $  2,179,000
                                                                                       ============

Certain of the employment agreements provide for severance payments, which are dependent upon certain events or circumstances, and are not included in the above table. In January of 1997, one employee under contract voluntarily resigned. Minimum aggregate cash compensation obligation at December 31, 1996 under this contract, was approximately $64,000 over the remaining term, which was not included in the table above.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 8 - Shareholders' Equity

Initial Public Offering

In May 1996, the Company consummated an initial public offering of 1,150,000 shares of its common stock. Net proceeds to the Company were approximately $5,198,048 after deducting all offering-related expenses. During 1996, the Company used a majority of the net proceeds for the development of additional RealPlayTM (formerly Career SimTM) titles, the development of Passport2, the Company's Internet gaming technology, certain outstanding debt, and for working capital purposes. The Company expects to use a majority of the remaining net proceeds for the completion and distribution of existing RealPlayTM titles, entry into catalog software distribution, continued development of Passport2, and for working capital purposes.

Capital Stock Transactions

On October 31, 1995, pursuant to a unanimous written consent of the Board of Directors and stockholders, the Company effected a stock split of the Company's common stock on a 144 shares to 1 share basis. All share and per share data have been retroactively adjusted to reflect these events.

During 1995 the Company granted to a trust company a warrant to purchase 200,000 shares of common stock at an initial purchase price of $1.31 per share in connection with a convertible note payable to the trust company (Note 6).

On November 20, 1995 the Company issued 21,000 shares of common stock to an individual in exchange for consulting services being rendered throughout 1995. The Company recorded expenses during 1995 of $42,000 for the fair market value of these services.

On January 23, 1996, the Company issued 7,200 shares of common stock to an individual in exchange for consulting services. The Company recorded expenses during 1996 of $14,400 representing the fair market value of the common shares issued.

In May, 1996 $700,000 of a convertible note payable to a trust company was converted into 534,351 shares of the Company stock. The number of shares issued was determined by the exercise price of $1.31 per share (See Note 6).

In May 1996, in conjunction with the initial public offering, the Company granted to the underwriter a five-year warrant to purchase up to 92,800 shares of common stock exercisable at $9.00 per share. The Company did not record an expense during 1996, as the Company determined the value of the warrants was less than the exercise price.

On August, 30, 1996 the Company issued 33,334 shares of common stock to acquire substantially all of the assets of an internet technology company, which consisted primarily of purchased research and development. The Company recorded $233,338 of product development expenses related to this transaction which was valued based on the fair market value of the stock issued (See Note
13).

On October 31, 1996, the Company issued 7,230 shares of common stock to various employees under the Employee Stock Purchase Plan. The fair market value of the stock was $4.00 per share on October 31, 1996 and the purchase price to the plan was $3.40 per share. The Company recorded compensation expense of $4,338 related to this transaction (See Note 9).

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 8 - Shareholders' Equity (Continued)

Capital Stock Transactions (Continued)

On November 1, 1996 the Company issued 50,000 shares of common stock to an individual in satisfaction of accrued consulting compensation. The transaction was valued at the fair market value of the services received of $100,000.

During the year ended December 31, 1996 the Company recorded non-cash compensation of $39,907 related to non-employee stock options in accordance with SFAS 123 (Note 9).

Note 9 - Stock Option and Purchase Plans

1995 Stock Option/Stock Issuance Plan

The 1995 Stock Option Plan/Stock Issuance Plan ("the Option Plan") was adopted by the Board of Directors and approved by the stockholders on November 9, 1995. Under the Option Plan, 521,800 shares of common stock have been authorized for issuance. In no event may any one participant in the Option Plan receive option grants or direct stock issuances for more than 250,000 shares in the aggregate. In January 1996, 240,000 options were granted to current shareholders at an exercise price of $6.00 per share. These options vest 50% immediately on being granted and 50% evenly over the next two years. In addition, on the same date, 110,000 options were also granted to key employees of the Company at an exercise price of $5.10 per share and 40,000 options were granted to the Company's outside directors at an exercise price of $6.00 per share. The options granted to outside directors vest evenly over the next four years and the options granted to employees vest 25% on the one year anniversary of the grant date and the remaining 75% vest evenly over the next 36 months. Through November 1996, the Company granted an additional 111,666 options to key employees at exercise prices ranging from $3.88 to $7.25 per share, which vest 25% on the one year anniversary of the grant dates and the remaining 75% vest evenly over the next 36 months. On December 18, 1996 the Stock Option Committee approved the cancellation of 461,666 outstanding options originally granted to existing shareholders and key employees and granted new options at exercise prices ranging from $2.75 to $3.25 per share. All previous vesting was forfeited in exchange for the new exercise prices. These new options vest at 25% on the one year anniversary of the grant date and the remaining 75% vest evenly over the next 36 months.

The Option Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, which is the Stock Option Committee of the Company's Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the grant date: (ii) the Stock Issuance Program under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 9 - Stock Option and Purchase Plans (Continued)

1995 Stock Option/Stock Issuance Plan (Continued)

The Discretionary Option Grant Program and the Stock Issuance Program will be administered by the Stock Option Committee. The Stock Option Committee as Plan Administrator will have complete discretion to determine which eligible individuals are to receive option grants or stock issuances, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the Federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

Under the Automatic Option Grant Program, each individual serving as a non-employee Board member on the date the Underwriting Agreement for this offering is executed will receive an option grant on such date for 10,000 shares of Common Stock provided such individual has not otherwise been in the prior employ of the Company. Each individual who first becomes a non-employee Board member thereafter will receive a 10,000 share option grant on the date such individual joins the Board provided such individual has not been in the prior employ of the Company. In addition, at each Annual Stockholders Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non- employee Board member after the meeting will receive an additional option grant to purchase 2,500 shares of Common Stock whether or not such individual has been in the prior employ of the Company.

The following summarizes stock option transactions:

                                                                              Weighted Average
                                                                                 Exercise
                                                                                 Price Per
                                                            Shares                 Share
                                                           ---------           --------------
     Outstanding at January 1, 1994                                -                        -
         Granted                                                   -                        -
         Expired                                                   -                        -
                                                           ---------           --------------

     Outstanding at December 31, 1994                              -                        -
         Granted                                              50,000           $         3.00
         Exercised                                                 -                        -
         Expired                                                   -                        -
                                                           ---------           --------------

     Outstanding at December 31, 1995                         50,000           $         3.00
         Granted                                           1,013,332           $         4.53
         Exercised                                                 -                        -
         Expired and cancelled                              (571,666)          $         5.55
                                                           ---------           --------------

     Outstanding at December 31, 1996                        491,666           $         3.18
                                                           =========           ==============

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 9 - Stock Option and Purchase Plans (Continued)

1995 Stock Option/Stock Issuance Plan (Continued)

Information relating to stock options at December 31, 1996 summarized by exercise price are as follows:

                                           Outstanding                                    Exercisable
                            ----------------------------------------------       ----------------------------
Exercise Price                                  Weighted Average
                                          --------------------------------                 Weighted Average
   Per Share                 Shares       Life (Months)     Exercise Price        Shares    Exercise Price
     $2.75                  230,833              119.5            $   2.75             0            $       -
     $3.25                  230,833              119.5                3.25             0                    -
     $6.00                   30,000              108.0                6.00             0                    -
                            -------              -----            --------       -------            ---------

                            491,666              118.5            $   3.18             0            $       -
                            =======              =====            ========       =======            =========

All stock options issued to employees have an exercise price not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, would have been increased to the pro forma amounts presented below as follows:

                                                                                1996                 1995
                                                                            -------------         -----------
     Net loss
         As reported                                                        $  (2,984,542)        $  (691,518)
         Pro forma                                                          $  (2,997,000)        $  (691,518)

     Net loss per share
         As reported                                                        $       (1.78)        $      (.49)
         Pro forma                                                          $       (1.79)        $      (.49)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; expected life of option of 10 years, expected volatility of 14.70%, risk-free interest rate of 6.2% and a 0% dividend yield. The weighted average fair value at date of grants was approximately $3.00.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vest in 1995 and 1996.

Under the Company's Automatic Option Grant Program, 30,000 options were outstanding to outside directors at December 31, 1996. In accordance with accounting for options granted to nonemployees utilizing the fair value method in accordance with SFAS 123, $39,907 of compensation expense related to these options was recognized in the Statement of Operations for the year ended December 31, 1996.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 9 - Stock Option and Purchase Plans (Continued)

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on January 15, 1996 and approved by the stockholders on January 15, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan, and a reserve of 150,000 shares of Common Stock has been established for this purpose. Employees will be eligible to participate if they are employed by the Company for at least 20 hours per week and five (5) months per calendar year.

The Purchase Plan will be implemented in a series of successive offering periods, which commenced subsequent to the initial public offering, each with a maximum duration of 24 months. Payroll deductions may not exceed 15% of base salary for each semi-annual period. The purchase price per share will be eighty-five percent (85%) of the lower of (i) the fair market value of the Common Stock on the participant's entry into the offering period or (ii) the fair market value on the semi-annual purchase date. Each outstanding purchase right will be exercised immediately prior to a merger or consolidation of the Company. On October 31, 1996 the plan purchased 7,230 shares of the Company's common stock. The fair market value of the stock on this date was $4.00 per share, and the purchase price to the employees was 85% of fair market value, or $3.40 per share. Compensation expense in the amount of $4,338 related to this transaction was recognized in the Statement of Operations for the year ended December 31, 1996.

Note 10 - Income Taxes

At December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $3,349,000 and $1,604,000, respectively, available to offset taxable income through the year 2011. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 1996 and 1995, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized. The valuation allowance at December 31, 1996 and 1995 was $1,290,500 and $377,000.

Note 11 - Significant Customer

The Company had one significant customer in 1996 which represented approximately 94% of revenue, one significant customer in 1995 which represented approximately 12% of revenue, and two significant customers in 1994 which represented approximately 27% and 27% of revenue.

Note 12 - Related Party Transactions

During 1996 and 1995, the Company paid $1,527,328 and $37,565 in production coordination expenses, to a company in which an employee is a 50% owner.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)
            _______________________________________________________


Note 12 - Related Party Transactions (Continued)

As of December 31, 1996, the Company has a note receivable outstanding of $10,500, from an outside director, which bears interest at 10% per annum, and is payable in twenty-four monthly installments from May 1996 through April 1998.

During the year ended December 31, 1996 and 1995, the Company entered into a number of related party debt transactions as described in Note 6.

Note 13 - Acquisition of Research and Development

In August 1996, the Company acquired substantially all of the assets, properties, and rights of On the Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which assets consisted primarily of purchased research and development. The Consideration for the purchased assets consisted of 33,334 newly-issued shares of common stock, par value $.001, of the Company and the assumption of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the common stock had a fair market value of $7 per share, and the total fair market value of the transaction of $233,338 was recorded as an expense of product development. The Company plans to develop and operate a separate internet-oriented business unit based upon the purchased research and development. Pro forma information was not included as the operations were insignificant. The Company also entered into a three year employment agreement dated August 30, 1996, with the previous owner and president, pursuant to which he is employed as the Company's Vice President of the Internet Technologies (See
Note 7).

Note 14 - Financial Condition and Liquidity

On May 14, 1996 the Company completed an Initial Public Offering and generated $5,198,000 of net proceeds. The proceeds have been used to pay off certain existing debt, to develop three new software titles and provide working capital. At December 31, 1996 the Company had expended $1,969,000 in operating activities and $1,642,000 in software development costs and acquisition of property and equipment.

In the fourth quarter of 1996, the Company and IBM mutually agreed to terminate the DA License Agreement. As consideration for the termination the Company has agreed to pay IBM the sum of $400,000, the total amount of milestone payments made by IBM to the Company, as termination costs on or before December 15, 1997 (See Note 5). Also in the fourth quarter of 1996, McGraw-Hill Home Interactive without cause effectively terminated the letter of intent. A mutual release was signed in February 1997 at which time the Company received $75,000 in unfunded development costs.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Concluded)
        ================================================================


Note 14 - Financial Condition and Liquidity (Continued)

In conjunction with the termination of the co-development agreements, the Company has accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition, the Company has established a sales and marketing organization which will commence sales efforts beginning in Spring 1997. The Company will no longer receive co-development funds, instead will be expending significant amounts of its own funds for production, marketing and distribution of its titles.

The Company believes that this strategy will produce significantly improved financial results in the future because the Company will be vertically integrated from development to the consumer. However should this transition not be successful the Company could face short term liquidity requirements that could significantly deplete its current cash resources. If this occurs the Company believes that liquidity requirements can be satisfied by ceasing costs associated with development of future titles, significantly curtailing its Internet gaming services, finding new affiliate arrangements for future titles and seeking additional financing.

Additionally, although the Company believes that its operating plan and efforts will be adequate to meet its fiscal 1997 working capital needs there can be no assurance that the Company may not experience liquidity problems caused by adverse market conditions or other unfavorable events.

Note 15 - Fourth Quarter Transaction

During the fourth quarter of 1996, the Company recognized into its Statement of Operations $747,995 of royalty revenue, from the Emergency room title that related to the co-development sales. Although the cash had been received in earlier periods, the Company was unable to reasonably estimate returns on its early sales of the Emergency Room title in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). However, during the fourth quarter, sufficient information was available for the Company to reasonably estimate the returns. Of the royalty revenue recognized in the fourth quarter of 1996, $312,787, $93,670, $267,592, and $73,946 relates to sales from the fourth quarter of 1995, and the first, second, and third quarters of 1996, respectively.

Note 16 - Subsequent Event

In February of 1997 the company signed a letter of intent to acquire certain assets and assume certain liabilities of Educorp Multimedia, Inc., a California based multimedia software publisher, and its wholly owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total consideration of $1,800,000 will be payable in shares of the Company's common stock. The actual number of shares will be based on the average closing price of the stock for the thirty calendar days following the closing of this transaction, subject to a minimum of 425,000 shares. The acquisition is expected to be completed in the second quarter of 1997.

                             LEGACY SOFTWARE, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                Column B           Column C           Column D           Column E
--------                                --------           --------           --------           --------

                                                      Additions charged
                                       Balance at          to costs                           Balance at end
Description                        beginning of year     and expenses        Deductions          of year
-----------                        -----------------  -----------------    --------------    ---------------
Allowance for possible
  losses on receivables


Year ended December 31,
  1996                                    $7,600                   -           ($7,600)           $     0
  1995                                    10,300                   -            (2,700)             7,600
  1994                                         0             $10,300                  -            10,300

Accumulated amortization
  of deferred loan costs


Year ended December 31,
  1996                                        $0             $17,505                  -           $17,505
  1995                                         0                   -                  -                 0
  1994                                         0                   -                  -                 0

Accumulated amortization
  of software development costs


Year ended December 31,
  1996                                   $13,939             $76,507                  -           $90,446
  1995                                         0              13,939                  -            13,939
  1994                                         0                   -                  -                 0

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGACY SOFTWARE, INC.


                                        By:/s/Ariella J. Lehrer
                                           ----------------------------------
                                           Ariella J. Lehrer, Ph.D.
                                           Chief Executive Officer

Dated:  March 31, 1997

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ariella J. Lehrer, William E. Sliney and Stanley Wojtysiak, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Report and any amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                              Title                                  Date
               ---------                              -----                                  ----
  /s/Ariella J. Lehrer                        President and Chief Executive            March 31, 1997
-------------------------------------------   Officer (Principal Executive
     Ariella J. Lehrer, Ph.D.                 Officer)



  /s/William E. Sliney                        Vice President of Finance,               March 31, 1997
-------------------------------------------   Chief Financial Officer and
     William E. Sliney                        Treasurer (Principal Financial
                                              and Accounting Officer)



  /s/Ivan M. Rosenberg                        Director                                 March 31, 1997
-------------------------------------------
     Ivan M. Rosenberg, Ph.D.


  /s/Stanley Wojtysiak                        Director                                 March 31, 1997
-------------------------------------------
     Stanley Wojtysiak


  /s/Curtis A. Hessler                        Director                                 March 31, 1997
-------------------------------------------
     Curtis A. Hessler


  /s/Arthur G. Hiller                         Director                                 March 31, 1997
-------------------------------------------
     Arthur G. Hiller

                                 EXHIBIT INDEX

Exhibit                                                                                              Page
-------                                                                                              ----
2.1      Asset Purchase Agreement, dated August 19, 1996, by and among Legacy Software, Inc., On the Toes of Giants, Inc. and Robert E. Heitman. (1)
3.1      Certificate of Incorporation, as amended. (2)
3.2      Bylaws. (2)
4.1      Specimen form of stock certificate for Common Stock. (2)
10.1     1995 Stock Option/Stock Issuance Plan. (2)
10.2     1995 Employee Stock Purchase Plan. (2)
10.3     Form of Stock Option Agreement. (2)
10.4     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and
         Ariella J. Lehrer, Ph.D. (2)
10.5     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and
         Stanley Wojtysiak. (2)
10.6     Employment Agreement, dated October 16, 1995, by and between Legacy Software, Inc. and
         William E. Sliney. (2)
10.7     Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and
         John W. Miller. (2)
10.8     Form of Indemnification Agreement for Officers and Directors. (2)
10.9     Form of Consulting Agreement, dated December 1, 1993, by and between Elizabeth Nolan, M.D.
         and Legacy Software, Inc. (2)
10.10    Promissory Note, dated November 1, 1989, by Legacy Software, Inc. for the benefit of Stanley
         Wojtysiak, as amended by the Addendums to Promissory Note, dated December 1, 1993 and
         Amendment to Promissory Note, dated November 10, 1995. (2)
10.11    Second Amendment to Promissory Note, dated December 20, 1996 by Legacy Software, Inc. for the benefit of Stanley Wojtysiak. *
10.12    Promissory Note, dated August 1, 1989, by Legacy Software, Inc. for the benefit of Ariella
         Lehrer, as amended by the Addendums to Promissory Note, dated June 1, 1995, and Amendment to
         Promissory Note, dated November 10, 1995, and . (2)
10.13    Second Amendment to Promissory Note, dated December 20, 1996 by Legacy Software, Inc. for the benefit of Ariella Lehrer.*
10.14    Promissory Note, dated February 1, 1991, by Legacy Software, Inc. for the benefit of Irving
         Lehrer, as amended by the Addendums to Promissory Note dated March 1, 1995, and Amendment to
         Promissory Note, dated November 10, 1995. (2)
10.15    Second Amendment to Promissory Note, dated February 7, 1997 by Legacy Software, Inc. for the benefit of Irving Lehrer.*
10.16    Promissory Note, dated May 13, 1995, by Legacy Software, Inc. for the benefit of Benjamin Elkin as amended by Addendum, dated August 4, 1995, by Legacy Software, Inc. for the benefit of Benjamin Elkin. (2)
10.17    Warrant Agreement, dated November 21, 1995, by and between Legacy Software, Inc. and E.B.C. Trust Corporation. (2)
10.18    Warrant Certificate, dated November 21, 1995, by Legacy Software, Inc. of the benefit of E.B.C.
         Trust Corporation. (2)
10.19    Registration Rights Agreement, dated November 21, 1995, by and between Legacy Software, Inc. and
         E.B.C. Trust Corporation. (2)
10.20    Promissory Note, dated April 12, 1996, by Ivan M. Rosenberg for the benefit of Legacy Software, Inc. (2)
10.21    Form of Employment Agreement, Confidential Information and Invention Assignment Agreement. (2)
10.22    Multimedia Rights License Agreement, dated January 4, 1995, by and between IBM and Legacy
         Software, Inc., as amended by Amendment No. 1, dated March 14, 1995, and Amendment No. 2, dated
         July 14, 1995. (2)+
10.23    Sublease, dated May 31, 1996, by and between Gilda Marx Incorporated and Legacy Software, Inc. (4)
10.24    Employment Agreement, dated August 30, 1996, by and between Legacy Software, Inc. and Robert E. Heitman. (1)
10.25    Office Lease, dated August 20, 1996, by and between Guyett/Montgomery and Legacy Software, Inc. (1)
10.26    Letter of Intent, dated February 24, 1997, by and between Legacy Software, Inc. and Hariston Corporation. *
10.27    Termination Agreement, dated February 20, 1997, by and between Legacy Software, Inc. and
         International Business Machines Corporation. *

10.28    Employment Agreement, dated November 10, 1995, by and between Legacy Software, Inc. and Gregory
         Ackerman.(2)
11.1     Statement regarding computation of per share earnings. *
24.1     Power of Attorney (see signature page of this Registration Statement). *
27.1     Financial Data Schedule. *
-----------------

*        Filed herewith.
+ Portions of this Exhibit were deleted pursuant to the Company's request for confidential treatment pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
(1) Filed as an exhibit to the Company's Form 8-K filed September 12, 1996 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed February 7, 1996, as amended (File No. 333-1054) and incorporated by reference.
(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference.
(4) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference.