Form 10-Q
period 1997-03-31
LEGACY SOFTWARE INC
filed 1997-05-15
CIK 1007367

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

                 For the quarterly period ended March 31, 1997

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

                                         Yes   X      No
                                              ---         ---

There were 2,523,115 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 15, 1997.


================================================================================

                              LEGACY SOFTWARE, INC.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
                                           PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited):

                           Balance Sheets at March 31, 1997 and
                           December 31, 1996                                                                   3

                           Statements of Operations for the three months
                           ended March 31, 1997 and 1996
                                                                                                               5

                           Statements of Cash Flows for the three months
                           ended March 31, 1997 and 1996                                                       6

                           Notes to Condensed Financial Statements                                             7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations for the three
                           months ended March 31, 1997                                                         9

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           17

Item 2.           Changes in Securities                                                                       17

Item 3.           Defaults Upon Senior Securities                                                             17

Item 4.           Submission of Matters to a Vote of Security Holders                                         17

Item 5.           Other Information                                                                           17

Item 6.           Exhibits and Reports on Form 8-K                                                            17

Signatures                                                                                                    18

Exhibits
                  Exhibit 11
                  Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                        March 31,        December 31,
                                                           1997              1996
                                                      ------------      -------------
                                                      (Unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents ................        $  916,286        $1,804,779
   Restricted cash ..........................                --            55,240
   Accounts receivable, net .................             3,220             2,767
   Other receivables ........................            31,781           125,888
   Other current assets .....................             5,162                --
                                                     ----------        ----------

      Total current assets ..................           956,449         1,988,674

Product development costs ...................         1,461,522         1,260,478
Property and equipment, net .................           383,499           407,632
Other assets ................................            18,994            23,723
                                                     ----------        ----------
      Total assets ..........................        $2,820,464        $3,680,507
                                                     ==========        ==========


See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                   March 31,         December 31,
                                                                     1997                1996
                                                                 -----------         ------------
                                                                 (Unaudited)
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit ............................................   $        --         $    35,250
   Accounts payable ..........................................       130,889             167,097
   Accrued expenses ..........................................        66,512              70,489
   Payable to former co-development partner ..................       400,000             400,000
   Deferred revenues .........................................            --              40,388
   Notes payable, and current portion
      of long term debt, primarily related parties ...........        80,137             120,433
                                                                 -----------         -----------
       Total current liabilities .............................       677,538             833,657

Long term debt
   primarily from related parties, net of current portion ....       340,656             341,369

Commitments

Shareholders' equity
   Preferred Stock, par value $.001 per share, 5,000,000
      shares authorized; none issued and outstanding .........            --                  --
   Common Stock, par value $.001 per share, 10,000,000
      shares authorized; 2,523,115 shares issued
      and outstanding ........................................         2,522               2,522
   Additional paid in capital ................................     6,858,914           6,858,914
   Accumulated deficit .......................................    (5,059,166)         (4,355,955)
                                                                 -----------         -----------
       Total shareholders' equity ............................     1,802,270           2,505,481
                                                                 -----------         -----------
Total liabilities and shareholders' equity ...................   $ 2,820,464         $ 3,680,507
                                                                 ===========         ===========



See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                                1997           1996
                                                                           ------------   ------------
     Revenue:
        Royalties..................................                        $     42,777            --
        Software sales.............................                               3,167         4,053
                                                                           ------------   ------------
           Total revenue...........................                              45,944         4,053
                                                                           ------------   ------------

     Costs and expenses
        Cost of royalties..........................                                   -         25,500
        Cost of software sales.....................                               2,500          3,850
        Product development........................                             303,519         35,294
        General and administrative.................                             364,188        292,105
        Selling....................................                              79,173          1,795
                                                                           ------------   ------------
                                                                                749,380        358,544
                                                                           ------------   ------------

     Loss from operations..........................                            (703,436)      (354,491)
     Interest expense..............................                              14,134        392,464
     Interest income...............................                             (14,359)            --
                                                                           ------------   ------------
     Net loss......................................                        $   (703,211)  $   (746,955)
                                                                           ============   ============

     Net loss per common share.....................                        $      (0.28)  $      (0.53)
                                                                           ============   ============
     Weighted average common stock
        shares outstanding.........................                           2,523,115      1,396,218
                                                                           ============   ============

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                        1997                1996
                                                                                    ------------        ------------
Cash flows from operating activities:
   Net loss ................................................................        $  (703,211)        $  (746,955)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Amortization of product development costs ...........................                 --              25,500
       Amortization of deferred loan costs and original issue discount .....                 --             355,307
       Depreciation ........................................................             25,166               5,840
       Gain on disposal of property and equipment ..........................               (157)                 --
       Issuance of common stock in exchange for services ...................                 --              14,400
   Increase (decrease) in cash from changes in:
       Accounts receivable, net ............................................               (453)           (125,723)
       Other receivables ...................................................             94,107                  --
       Other assets ........................................................               (433)             (3,717)
       Accounts payable and accrued expenses ...............................            (40,185)            469,336
       Development expense co-funding billings in
         excess of development expense co-funding
         recognized ........................................................                 --             178,903
       Deferred revenues ...................................................            (40,388)            306,082
                                                                                    -----------         -----------
         Net cash provided by (used in) operating activities ...............           (665,554)            478,973
                                                                                    -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment ......................................             (5,238)            (13,908)
   Proceeds from the disposition of property and equipment .................              4,362                  --
   Additions to product development costs ..................................           (201,044)                 --
                                                                                    -----------         -----------
         Net cash used in investing activities .............................           (201,920)            (13,908)
                                                                                    -----------         -----------
Cash flows from financing activities:
   Payments under line of credit ...........................................            (35,250)                 --
   Payments of notes payable and long term debt ............................            (41,009)                 --
   Increase in deferred offering costs .....................................                 --            (474,392)
                                                                                    -----------         -----------
         Net cash used in financing activities .............................            (76,259)           (474,392)
                                                                                    -----------         -----------
Decrease in cash and cash equivalents ......................................           (943,733)             (9,327)
Cash and cash equivalents, at beginning of period ..........................          1,860,019             365,190
                                                                                    -----------         -----------
Cash and cash equivalents, at end of period ................................        $   916,286         $   355,863
                                                                                    ===========         ===========

Supplemental disclosure of cash flow information
       Cash paid during the period for:
       Interest ............................................................        $    18,349         $    54,682
       Income taxes ........................................................        $        --         $        --
                                                                                    -----------         -----------



See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)    Basis of presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996 have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

       The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 1996 filed as part of the Company's Annual Report on Form 10-K.

(2)    Deferred Revenues

       As of December 31, 1996, the Company had recorded $40,388 in deferred revenues relating to amounts received from IBM for fourth quarter 1996 sales of the Emergency Room title co-developed with IBM. In conjunction with the revenue recognition policy established by the Company, this amount was recognized into royalty revenue during March of 1997.

(3)    Earnings Per Share

       Earnings per common share for the three-month period ending March 31, 1997 are computed based upon the weighted average number of common shares actually outstanding during the period plus the additional shares that would be outstanding assuming the exercise of dilutive common stock options and purchase warrants, which are considered common stock equivalents. The number of shares that would be issued from the exercise of such options and warrants would be reduced by the number of common shares that could have been purchased from the assumed use of the proceeds at the average market price of the Company's common stock during the period (treasury stock method). For the three-month period ending March 31, 1997, all common stock equivalents were excluded from the calculation of earnings per share as their inclusion would have been anti-dilutive.

       Statements of Financial Standards No. 128, "Earnings Per Share"(SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

(4) Termination and Acquisition of Co-Development Partner's Rights Under Agreements

       On January 3, 1997, the Company and International Business Machines ("IBM") executed a final termination agreement with respect to the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company will pay to IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License agreement.

       In February of 1997, a release and termination agreement was signed with McGraw Hill Home Interactive ("McGraw Hill") with respect to the letter of intent for the development and licensing of the contemplated Animal Doctor title. In association with the release and termination a payment of $75,000 was received from McGraw Hill in February of 1997, representing previously unfunded development expenses related to the contemplated Animal Doctor title. Additionally during the three months ended March 31, 1997, preliminary conceptual development was halted for a proposed second McGraw Hill title, Junior Astronaut, for which no agreement or letter of intent was yet signed.

(5)    Proposed Acquisition

       In February of 1997 the Company signed a letter of intent to acquire certain assets and to assume certain liabilities of Educorp Multimedia, Inc., a California based multimedia software publisher, and its wholly owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total consideration of $1,800,000 will be payable in shares of the Company's common stock. The actual number of shares will be based on the average closing price of the stock for thirty calendar days following the closing of this transaction, but in no event will be less than 425,000 shares. The acquisition is expected to be completed in May of 1997, and represents the Company's initial step in its transition into a fully-integrated developer and distributor of entertainment and educational software for home and school use.

(6)    Reclassifications

       Certain 1996 amounts were reclassified to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

         Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet, resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software gaming and Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; and the Company's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

Risk Factors

         Management of Growth; Uncertainties Relating to Acquisitions and New Businesses. The Company is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions which involve significant risks. For example, the proposed acquisition of assets of Educorp Multimedia, Inc. ("Educorp") and its subsidiaries involves the issuance of equity securities, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, which have adversely affected, or may adversely affect, the Company's operating results and financial condition. This pending business acquisition constitutes the Company's initial step in a planned transition from being exclusively a software producer into becoming an integrated developer, publisher and distributor of edutainment, "infotainment" and simulation software for both home and school use. The Company expects the acquisition to facilitate distribution of the Company's own titles and other titles through Educorp's distribution channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." The proposed acquisition of assets of Educorp and certain of its subsidiaries will expand the Company's size, operations, personnel and geographic locations. There can be no assurance, however, that the proposed acquisition of Educorp and its subsidiaries will be consummated. In addition, the Company has little experience in establishing, organizing and operating an internal marketing, public relations and sales group to distribute its products. The Company's ability to integrate and organize its new and proposed businesses, including the Passport2 Internet game and information service, the catalog distribution business of Educorp and an internal marketing, public relations and sales group, and to predict and manage its growth will require significant expansion in the Company's operation, financial and management information systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business. The integration of acquired companies' operations, technologies, products and personnel into the Company's operations has in the past, and may in the future, result in unforeseen operating difficulties and expenditures, requiring significant management attention that would otherwise be available for the ongoing development of the Company's business. In addition, future acquisitions by the Company, including but not limited to, the proposed acquisition of assets of Educorp, involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or of Legacy and unforeseen operating and financial difficulties. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or the Company's internal development of a new business segment will be realized.

         Pending Negotiations Between the Company and IBM regarding Emergency Room Derivative Products. IBM recently has notified the Company of IBM's position that the Company does not have the right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the Company and IBM, as amended by Amendment No. 1, Amendment No.2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. The Company disagrees with such position, and currently is in negotiations with IBM to resolve this matter. However, there can be no assurance that this matter will be resolved in favor of the Company, or at all. A failure to achieve a favorable resolution to this matter, or to resolve this matter with IBM, would jeopardize the Company's ability to distribute and sell any and all products which are derived from the Emergency Room title, including, without limitation, The Best of ER, ER Intern and ER Resident, and would have a material adverse effect on the Company's business, financial condition and results of operation.

         Dependence on IBM for Substantially All the Company's Revenues. For the first three months of 1997, approximately 88% of the Company's total revenues was derived from royalty payments made by IBM to the Company on sales of the Emergency Room title pursuant to the Company's co-development agreement with IBM. The Company expects royalty revenue from the Emergency Room title, a DOS-based product, to diminish significantly over the course of 1997, as it will face increased competition from Windows-based products. Although IBM is currently distributing and marketing the Emergency Room title on behalf of the Company, the Company and IBM have terminated their co-development relationship with respect to future RealPlayTM titles, including, but not limited to, the District Attorney title. In light of the Company's dependence on IBM for the distribution and marketing of its Emergency Room title, if sales of the Emergency Room title by IBM were to materially decrease, if IBM were to terminate its development and marketing relationship with the Company with respect to the Emergency Room title, if the Company is unable to develop other CD-ROM titles, such as the District Attorney title, or other services, such as Passport2, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's results of operations, financial condition and business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General, and Results of Operations."

         Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future, based on a number of factors. The Company may experience significant quarterly fluctuations in net sales and operating results due to a variety of factors including, but not limited to, the size and rate of growth of the consumer edutainment and gaming software market, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the Internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from IBM, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter, the timing of product introductions and the recognition of royalty revenue received from its co-development partner. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's results of operations, business and financial condition. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective products may result in higher customer support costs and product returns.

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

         Need for Additional Capital. The Company's ability to achieve positive cash flow depends on a variety of factors including, but not limited to, the successful acquisition of certain of the assets of Educorp and its subsidiaries, and the successful operation thereof, the timeliness and market acceptance of its current and future software titles, such as the District Attorney, The Best of ER, ER Intern, and ER Resident titles, the costs of developing and producing such titles, the costs associated with self distribution of the titles, and the continued success of the Emergency Room title and various other factors, some of which may be beyond the Company's control. Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company may require additional capital, which it may seek through additional public or private financings or other sources. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997.

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

         Increased competition in the software development market, resulting from, among other things, the timing of competitive product releases and the similarity of such products to those of the Company, may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores, any of which could have a material adverse effect on the Company's results of operations, business or financial condition. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment sectors of the software market and, as a result of their greater resources, name recognition, customer base and licensed rights, are significant competitors in the software industry. Current and future competitors with greater resources than the Company may be able to, among other things, carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than the Company. New hardware formats and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively, or at all, to market or technological changes, or to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results or financial condition.

         Consolidation among software companies significantly increased in 1996 and has shown signs of continuing. For example, CUC, Inc. has purchased Davidson Software, Sierra and Knowledge Adventure, Softkey, Inc. has purchased The Learning Company and MECC, IBM has purchased Edmark, and GT Interactive, Inc. has purchased Humungous Entertainment, Inc. This consolidation process makes it more difficult for small publishers to obtain broad retail distribution without "affiliating" with larger distributors in certain channels. The Company currently distributes the Emergency Room title through IBM but may develop sometime in 1997 a marketing/sales organization that will distribute products through the retail channel, direct mail, catalogs and the Internet. There can be no assurance that the Company will develop such a marketing/sales organization or that, if established, such organization would be able to distribute successfully the Company's products.

         In the past, the Company focused primarily on the edutainment product category; through the acquisition of On The Toes Of Giants in 1996, the Company has moved into the area of Internet edutainment products and games. The Internet category is dominated by a number of very large competitors and is subject to rapid change in consumer preference. Should the Company increase its presence in the Internet industry segment, it will experience these additional risks and competitive pressures.

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

General

       The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share (the "Common Stock"), on May 17, 1996. The Company was incorporated in California in 1989 and reincorporated in Delaware in March 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company is also in the final testing stages of its Internet gaming technology, the Passport2 Network, with several interactive games currently operational. The Company expects to begin generating revenue from the Passport2 Network during the second quarter of 1997. Additionally, the Company plans to enter into the distribution and publishing of multimedia software during 1997, which will involve the proposed acquisition of an existing multimedia software developer and catalog distributor, and the development of a retail marketing department.

       International Business Machines Corporation ("IBM") is currently marketing the Emergency Room title, the Company's first RealPlayTM (formerly Career SimTM) series title, which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48"). Royalty revenue recognized from the Emergency Room title during the three months ended March 31, 1997 relates to IBM's sales from the fourth quarter of 1996. The Company expects sales of the original DOS based version of Emergency Room distributed and marketed by IBM to diminish over the next twelve months.

       The Company is currently developing the District Attorney title, the Company's second RealPlayTM series title. During the fourth quarter of 1996, the Company and IBM mutually agreed to terminate the Development and Licensing Agreement between the Company and IBM with respect to the District Attorney title. The Company is currently preparing for self-distribution of the District Attorney title through direct marketing and retail channels. As of April 30, 1997 the first two cases of the District Attorney title have been completed, and the Company anticipates completion of the third case during May of 1997. The Company anticipates that if unit sales of the District Attorney title are approximately equal to the unit sales of the Emergency Room title, gross revenue earned through self-distribution of the District Attorney title (before payment of $400,000 to IBM) would be approximately equal to four times the royalty revenue earned from the Emergency Room title. There can be no assurance, however, that the District Attorney title will be successfully marketed and distributed, or that if such title is, that unit sales will be approximately equal to the unit sales of the Emergency Room title. Additionally there can be no assurance that the Company will be able to successfully distribute the product through its own efforts, which may materially adversely affect the Company's ability to fund the development of future titles, and, as a direct result, the ability to generate future operating cash flow.

         As of March 31, 1997 the Company was actively developing three other CD-Rom titles, The Best of ER, consisting of 50 of the best cases from Emergency Room, and ER Intern and ER Resident, Windows95 enhanced versions of Emergency Room each containing 25 additional cases. The Company anticipates completion of these titles during the second quarter of 1997, and plans to market and distribute the titles without outside assistance. IBM recently has notified the Company of IBM's position that the Company does not have the right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the Company and IBM, as amended by Amendment No. 1, Amendment No. 2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. The Company disagrees with such position, and currently is in negotiations with IBM to resolve the disagreement. There can be no assurance, however, that such disagreement will be resolved in favor of the Company, or at all, and a failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company has several titles in the conceptual and pre-production phases of development, the Company does not currently plan to begin full scale development of additional titles until such time as the proposed distribution channels for existing titles are in place and are operational. There can be no assurance, however, that the Company will be able to successfully distribute the titles through its own efforts, which may materially adversely affect the Company's ability to fund the development of future titles, and, as a direct result, the ability to generate future operating cash flow.

       In February of 1997 the Company signed a letter of intent to acquire certain of the assets and liabilities of Educorp Multimedia, Inc., a California based multimedia software publisher, and its wholly owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total proposed consideration of $1,800,000 will be payable in shares of Common Stock, and the Company expects the transaction to be completed in May of 1997. The actual number of shares will be based on the average closing price of the stock for thirty calendar days following the closing of this transaction, and is subject to a minimum of 425,000 shares. The Company plans to utilize Educorp as a distribution arm for the Company's own titles, including District Attorney, The Best of ER, ER Intern, and ER Resident, and will substantially continue the existing operations of Educorp, which the Company expects will contribute to 1997 consolidated operations in the form of both revenues and cash flow. Due to the Company's lack of experience in publishing and distribution, there can be no assurance that the Company will be successful in its efforts to consolidate and operate the assets acquired from Educorp, and as a direct result the Company's ability to fund the development of future titles and ability to generate future operating cash flow may be adversely affected.

Results of Operations

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996

       For the three months ended March 31, 1997, revenues increased by 1,034%, from $4,053 to $45,944. This $41,891 increase is due primarily to an increase in royalty revenue related to the Emergency Room title, which is partially offset by a decrease in software sales of $886. In conjunction with the revenue recognition policy established by the Company, during the three months ended March 31, 1997, $40,388 of royalty revenue was recognized, net of estimated returns, from the Emergency Room title that related to IBM's sales for the fourth quarter of 1996. Due to the Company's inability to reasonably estimate returns on its early sales of the Emergency Room title, the Company did not recognize any royalty revenue on the accrual basis of accounting until the fourth quarter of 1996, when the amount of future returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). The remaining royalty revenue in the amount of $2,389 recognized during the three months ended March 31, 1997 related to other titles. Sales of the Company's previously released self-developed software titles decreased due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available, and will eventually decline to zero, as is typical of consumer software products.

       Total cost of revenues for the three-month period ending March, 31 1997 decreased by $26,850 or 92%, as compared to the same period in 1996. This decrease is due mostly to a decrease in cost of royalties from $25,500 to $0, and is augmented slightly by a decrease in cost of software sales of $1,350. The decrease in cost of royalties is due to the amortization of all remaining capitalized product development costs associated with the development of the Emergency Room title during 1996. The capitalized product development costs associated with the District Attorney, The Best of ER, ER Intern and ER Resident titles have not yet been amortized as the products are not presently ready for general release. Cost of software sales decreased by $1,350 or 35% during the three months ended March 31, 1997, due to a decline in sales of the Company's self-developed software titles during the three months ended March 31, 1997, as compared to the same period in 1996.

       Product development expenses, which are net of co-funded development expenses, increased by $268,225. This increase is due largely to the continued development of the Passport2 Network, which began in September of 1996, and the continually expanding library of the Company's Internet interactive games. During the three-month period ending March 31, 1997, all costs directly associated with the Passport2 Network and the development of individual Internet games were expensed. Additionally, the Company was not subject to any co-development agreements during the first quarter of 1997, and as a result no milestone payments were received to offset against product development expenses as occurred in the first quarter of 1996.

       General and administrative expenses increased by 25%, from $292,105 to $364,188. This $72,083 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees. The increase is also related to an increase in expenses incurred as a result of the relocation of the Company's headquarters, including an increase in rent expense. The general growth of the Company's overhead structure is a direct result of the increase in the number of projects concurrently under development, which peaked in the third quarter of 1996. Additionally, the increase is related to personnel and organizational changes, and increases in professional fees, that are directly associated with being a publicly traded company.

       Selling expenses for the three months ended March 31 increased by $77,378 from 1996 to 1997. The increase is primarily related to general product and company image public relations efforts, promotional expenses related to the Passport2 Internet gaming technology, and increases in salaries and promotional expenses related to self-distribution efforts for the District Attorney, The Best of ER, ER Intern, and ER Resident titles.

       Interest expense decreased from $392,464 to $14,134. This $378,330 decrease is directly related to the decrease in notes payable at March 31 from 1996 to 1997. Interest expense for the three-month period ending March 31, 1996 resulted primarily from that certain convertible note in the original principal amount of $1,000,000 payable to the EBC Trust Corporation that was retired in May of 1996. The Company also had interest income of $14,359 during the three months ending March 31, 1997, primarily as a result of interest earned on the remaining net proceeds of the initial public offering.

Liquidity and Capital Resources

       The Company's working capital position as of March 31, 1997 is $278,911 as compared to $1,155,017 as of December 31, 1996. This significant decrease is primarily attributable to the results of the Company's continuing operations.

       The Company had $665,554 in cash outflows from operating activities for the three months ended March 31, 1997 compared to cash inflows of $478,973 from operating activities during the first three months of 1996. The increase in net outflows of $1,144,527 between 1997 and 1996 operating cash flow primarily resulted from an increase in the net loss after adjustments for non-cash items in operations of $332,294, a decrease in the change in accounts payable and accrued expenses of $509,521, a decrease of $178,903 in the change of development co-funding billings in excess of development expense co-funding recognized, and a decrease in the change in deferred revenues of $346,470. This has been offset by a decrease in the change in accounts receivable of $125,270 and an increase in the change in other receivables of $94,107. The total net outflows from operating activities are primarily the result of net losses caused by research and development expenditures associated with the Company's Passport2 Network, increases in general and administrative expenses associated with the increase in the Company's overhead structure, and increased selling costs related to the Company's new marketing and distribution efforts.

       Investing activities in the first three months of 1997 consisted of purchases of computer equipment and construction of leasehold improvements totaling $5,238 and the capitalization of software development costs related to the District Attorney and The Best of ER titles totaling $201,044. These outflows were offset slightly by proceeds from the disposition of property and equipment in the amount of $4,362. In the first three months of 1996 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $13,908.

       The Company had cash outflows of $76,259 from financing activities for the first three months of 1997 compared to outflows of $474,392 for the first three months of 1996. Financing activities for the three months ended March 31, 1997 included payments of notes payable of $41,009 and payments under a line of credit of $35,250. Net cash outflows of $474,392 for the first three months of 1996 consisted solely of payment of deferred offering costs.

       The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the successful operation of certain of the assets and liabilities acquired from Educorp, the timeliness and market acceptance of its current and future software titles, most importantly the District Attorney, The Best of ER, ER Intern, and ER Resident titles, the costs of developing and producing such titles, the costs associated with self-distribution of the titles, the continued success of the Emergency Room title and various other factors, some of which may be beyond the Company's control. Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company may require additional capital, which it may seek through additional public or private financings or other sources. However, there can be no assurance that the Company would be able to obtain such financings on favorable terms, or at all, and the failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. Similarly, the Company's future capital requirements will be affected by, among other things, the successful operation of certain of the assets and liabilities acquired from Educorp, the timing and cost of producing new titles, promotional and advertising expenses required to launch new titles, the costs associated with self distribution of existing and future titles, debt service requirements including long term notes payable and amounts due to a former co-development partner, various commitments under employment agreements and operating leases, and investments in technological and production process research.

       The Company believes that its transition from a co-developer to a developer, publisher and distributor may improve the Company's financial results in the future because the Company will be vertically integrated from product development to consumer sales and marketing. There can be no assurance, however, that this transition will be successful and, if unsuccessful, the Company could face short-term liquidity requirements that could significantly deplete its current cash resources. If this occurs, the Company believes that liquidity requirements can be satisfied by eliminating costs associated with development of future titles, significantly curtailing its Internet gaming services, locating new affiliate arrangements for future titles and seeking additional external financing. There can be no assurance, however, that the Company will be able to effect any one of these objectives, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that its operating plan and efforts will be adequate to meet its fiscal 1997 working capital requirements, there can be no assurance that the Company will not experience, among other things, liquidity problems caused by adverse market conditions or other unfavorable events outside its control.

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

ITEM 5.  OTHER INFORMATION.

       Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        The following exhibits are included herewith:

                  Exhibit 11 -    Weighted Average of Common Stock Shares
                                  Outstanding

                  Exhibit 27 -    Financial Data Schedule.

       (b) The Company filed no reports on Form 8-K during the quarter for which this form is filed.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997              LEGACY SOFTWARE, INC.



                                 /s/ WILLIAM E. SLINEY
                                 ---------------------------------------
                                 William E. Sliney
                                 Vice President and Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)