Form 10-Q
period 1997-06-30
LEGACY SOFTWARE INC
filed 1997-08-14
CIK 1007367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 (310) 823-2423
               Registrant's telephone number, including area code)

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

There were 2,530,957 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 13, 1997.

                              LEGACY SOFTWARE, INC.

                                      INDEX

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

           Balance Sheets at June 30, 1997 and
           December 31, 1996

           Statements of Operations for the three months ended
           June 30, 1997 and 1996 and six months ended June 30,
           1997 and 1996

           Statements of Cash Flow for the six
           months ended June 30, 1997 and 1996

           Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for the three and six
           months ended June 30, 1997

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits
         Exhibit 11
         Exhibit 27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1997           1996
                                                                         -----------    ------------
                               ASSETS                                    (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                         $   34,461      $1,804,779
       Restricted cash                                                            -          55,240
       Accounts receivable, net of allowances for doubtful accounts
         of $0 and $0                                                        10,318           2,767
       Note Receivable                                                       50,000
       Inventory                                                             80,120
       Other receivables                                                     31,137         125,888
       Other current assets                                                  66,395
                                                                         ----------      ----------

       Total current assets                                                 272,431       1,988,674
                                                                         ----------      ----------

Product development costs, net                                            1,464,850       1,260,478
Property and equipment, net                                                 355,619         407,632
Other Assets                                                                 18,994          23,723

                                                                         ----------      ----------
Total assets                                                             $2,111,894      $3,680,507
                                                                         ==========      ==========

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS


                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997              1996
                                                                                -----------       -----------
                                                                                (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of credit                                                           $      0.00       $    35,250
       Accounts payable                                                             123,832           167,097
       Accrued expenses                                                             103,884            70,489
       Payable to former co-development partner                                     400,000           400,000
       Deferred Revenues                                                             11,325            40,388
       Notes payable and current portion of long-term debt                          110,000           120,433
                                                                                -----------       -----------

       Total current liabilities                                                    749,041           833,657
                                                                                -----------       -----------

LONG TERM DEBT PRIMARILY FROM RELATED PARTIES, net of current portion               339,836           341,369

COMMITMENTS                                                                               -

SHAREHOLDERS' EQUITY
       Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

       Common Stock, par value $.001 per share, 10,000,000 shares
         authorized: 2,530,957 and 2,523,115 shares issued and outstanding            2,530             2,522

       Additional paid in capital                                                 6,882,432         6,858,914
       Accumulated deficit                                                       (5,861,945)       (4,355,955)
                                                                                -----------       -----------

         Total shareholders' equity                                               1,023,017         2,505,481
                                                                                -----------       -----------

                                                                                $ 2,111,894       $ 3,680,507
                                                                                ===========       ===========

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                    -----------------------------       -----------------------------
                                         1997             1996               1997            1996
Revenue
  Royalties                         $    64,155       $     1,210       $   106,932       $     1,210
  Software sales                         13,085             1,351            16,252             5,404
  Consulting                                  -             2,125                 -             2,125
                                    -----------       -----------       -----------       -----------

Total revenue                            77,240             4,686           123,184             8,739
                                    -----------       -----------       -----------       -----------

Costs and expenses
  Cost of royalties                           -            25,500                 -            51,000
  Cost of software sales                  5,568             1,310             8,068             5,160
  Product development                   297,751           240,912           601,269           276,206
  General & administrative              408,713           211,302           772,901           503,407
  Selling                               155,971             4,689           235,145             6,484
                                    -----------       -----------       -----------       -----------

Total costs and expenses                868,003           483,713         1,617,383           842,257
                                    -----------       -----------       -----------       -----------

Loss from operations                   (790,763)         (479,027)       (1,494,199)         (833,518)

Interest expense                         17,149            33,740            31,283           426,204
                                                                                                    0
Interest income                          (5,134)          (28,064)          (19,493)          (28,064)
                                    -----------       -----------       -----------       -----------

Net loss                              ($802,778)        ($484,703)      ($1,505,989)      ($1,231,658)
                                    ===========       ===========       ===========       ===========

Net loss per common share                ($0.32)           ($0.25)           ($0.60)           ($0.74)

Weighted average common stock
  shares outstanding                  2,525,729         1,908,690         2,524,442         1,653,870


See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED JUNE 30
                                                              ----------------------------
                                                                 1997              1996
                                                              ----------        ----------
Cash flows from operating activities:
   Net loss                                                  ($1,505,989)      ($1,231,658)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of product development costs                      -            51,000
        Amortization of deferred loan fees and original
          issue discount                                               -           355,307
        Depreciation                                              49,970            11,840
        Gain on disposal of property and equipment                  (157)
        Issuance of common stock in exchange for
          services                                                     -            14,400

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                       (7,551)          (51,034)
   Other receivables                                              94,751
   Inventories                                                   (80,120)
   Other assets                                                  (61,665)          (32,221)
   Accounts payable and accrued expenses                          (9,872)          112,824
   Development expense co-funding billings in
        excess of development expense co-funding
        recognized                                                                (294,045)
   Deferred revenues                                             (29,063)          399,752


                                                             -----------       -----------
        Net cash used in operating activities                 (1,549,696)         (663,835)
                                                             -----------       -----------

 Cash flows from investing activities:
   Note receivable                                               (50,000)
   Purchase of property and equipment                             (5,238)         (166,350)
   Proceeds from the disposition of property and
       equipment                                                   7,438
   Additions to product development costs                       (204,372)         (441,454)

                                                             -----------       -----------
        Net cash used in investing activities                   (252,172)         (607,804)
                                                             -----------       -----------

 Net cash provided by (used in) financing activities
   Payments under line of credit                                 (35,250)
   Note payable                                                   50,000             8,184
   Payments on notes payable and long term debt                  (61,966)         (300,000)
   Net proceeds from initial public offering                           -         5,355,589
   Issuance of stock under the Employee
       Stock Purchase Plan                                        23,526
                                                             -----------       -----------
       Net cash provided by financing activities                 (23,690)        5,063,773
                                                             -----------       -----------


 Increase (decrease) in cash and cash equivalents             (1,825,558)        3,792,134
 Cash and cash equivalents, at beginning of period             1,860,019           365,190
                                                             -----------       -----------
 Cash and cash equivalents, at end of period                 $    34,461       $ 4,157,324
                                                             ===========       ===========


Supplemental disclosure of cash flow information
        Cash paid during the period for:
         Interest                                            $    31,283       $    80,238
         Income taxes                                        $         -       $         -
                                                             -----------       -----------

        Non-cash investing and financing activity:
        A convertible note payable in the amount of $700,000 was converted into 534,351 shares of common stock during the Company's six months ended June 30, 1996


 See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)     Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 1997, the results of operations for the three months and the six months ended June 30, 1997 and June 30, 1996, and the cash flows for the six months ended June 30, 1997 and June 30, 1996 are included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K.

(2)   Financial Condition and Liquidity

     On May 14, 1996 the Company completed an Initial Public Offering and generated $5,198,000 of net proceeds. The proceeds have been used to pay off certain existing debt, to develop new software titles and provide working capital. For the six month period ended June 30, 1997 the Company has expended $1,549,696 in cash in operating activities and $209,610 for software development costs and acquisition of property and equipment. For the twelve months ended December 31, 1996 the Company expended $1,968,740 in cash in operating activities and $1,641,557 in software development costs and acquisition of property and equipment.

     At June 30, 1997 the Company had working capital of ($476,610) compared to working capital of $1,155,017 at December 31, 1996. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early states of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is a substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its District Attorney, The Best of ER and ER Intern titles and the Passport2Network internet game service), the cost of developing, producing, marketing, distributing and supporting of any such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than anticipated, or should its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination (including the proposed Canyon acquisition) the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations see "Proposed Acquisitions". The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition or results of operations.

     In July 1997 the Company failed to make a principle payment on an unsecured Note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original Note dated February 1, 1991 as amended which provides for monthly payments of principle and interest commencing on July 1, 1997.

     In the fourth quarter of 1996 the Company and International Business Machines Corporation ("IBM") mutually agreed to terminate the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination the Company has agreed to pay IBM the aggregate sum of $400,000, the total amount of milestone payments made by IBM to the Company, as termination cost on or before December 15, 1997. Also in the fourth quarter of 1996, McGraw-Hill Home Interactive ("McGraw-Hill") without cause effectively terminated a letter of intent entered into with the Company to co-develop the contemplated Animal

Doctor title. A mutual release was signed in February 1997 at which time the Company received $75,000 in previously unfunded development costs.


     In conjunction with the termination of the co-development agreements, the Company accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition the Company established a sales and marketing organization in early Spring 1997. The Company modified this distribution strategy in June 1997 and is proceeding to use a combination of a distributor to market two titles and to self distribute two other titles in 1997 and 1998.

     If this transition in distribution methods is not successful the Company could face short term liquidity requirements that could significantly deplete current cash resources. At June 30, 1997 the Company has implemented programs designed to improve its liquidity requirements by ceasing all costs associated with development of new titles, significantly curtailing its Internet gaming services, significantly reducing marketing and public relations efforts, reducing the total Company staff to four administrative personnel, implementing other operating cost reductions and seeking additional funding.

     Additionally, although the Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of additional funding, will be adequate to meet its fiscal 1997 working capital needs there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events.


(3)  Deferred Revenue

      As of December 31, 1996, the Company had recorded $40,388 in deferred revenues relating to amounts received from IBM for fourth quarter 1996 sales of the Emergency Room title co-developed with IBM. In conjunction with the revenue recognition policy established by the Company, this amount was recognized into royalty revenue during March of 1997. In June, 1997 the Company received $75,480 for first quarter, 1997 sales of the Emergency Room title. In accordance with the revenue recognition policy established by the Company, $64,155 was recorded as revenue and $11,325 was recorded as deferred revenues.

(4)  Earnings Per Share

      Earnings per common share for the three month and six month periods ending June 30, 1997 are computed based upon the weighted average number of common shares actually outstanding during the periods plus the additional shares that would be outstanding assuming the exercise of dilutive common stock options and purchase warrants, which are considered common stock equivalents. The number of shares that would be issued from the exercise of such options and warrants would be reduced by the number of common shares that could have been purchased from the assumed use of proceeds at the average market price of the Company's common stock during the period (treasury stock method). For the three and six month periods ending June 30, 1997, all common stock equivalents were excluded from the calculation of earnings per share as their inclusion would have been anti-dilutive.

      Statements of Financial Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

 (5) Termination and Acquisition of Co-Development Partner's Rights Under Agreements

                On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company will pay to IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA License agreement.

      In February of 1997, a release and termination agreement was signed with McGraw-Hill with respect to the letter of intent for the development and licensing of the contemplated Animal Doctor title. In association with the release and termination a payment of $75,000 was received from McGraw Hill in February of 1997, representing previously unfunded development expenses related to the contemplated Animal Doctor title. Additionally during the three months ended March 31, 1997, preliminary conceptual development was halted for a proposed second McGraw Hill title, Junior Astronaut, for which no agreement or letter of intent was signed.

(6)  Proposed Acquisitions

     In February of 1997 the Company signed a letter of intent to acquire certain assets and to assume certain liabilities of Educorp

Multimedia, Inc. ("Educorp"), a California based multimedia software publisher, and its wholly owned subsidiaries Educorp Direct, Inc. and High Text Interactive. The total consideration of $1,800,000 was to be payable in shares of the Company's common stock with the number of shares calculated based on the average closing price of the stock for thirty calendar days following the closing of the transaction, but in no event less than 425,000 shares. On June 30, 1997 the Company and Educorp mutually agreed to terminate the negotiations.

     On June 27, 1997 the Company signed a non-binding letter of intent to acquire 100 percent of the outstanding stock of Canyon Interactive, LLC. ("Canyon") a California limited liability company. The total proposed consideration is $750,000 in cash and $1,000,000 payable in shares of the Company's common stock. The actual number of shares will be determined based on the average market price of the Company's common stock from June 27, 1997 to the consummation of the transaction. Canyon is a full-service digital publisher specializing in publishing and marketing interactive conference proceedings and training seminars on CD-ROM. Canyon's product focus is in industries such as high technology, telecommunications, medicine and health care and general business. In conjunction with signing of the letter of intent, the Company advanced $50,000 to Canyon. The advance has been recorded as a Note Receivable. At the same time, $50,000 was advanced to the Company by an outside party.
The Company has recorded that advance as a Note Payable.

(7)   Marketing and Distribution Agreement

      On July 31, 1997 the Company and Alpha Soft Corporation ("Alpha") entered into a Distribution Agreement for the District Attorney cases 1 through 3 and ER Intern titles. Under the terms of the Agreement Alpha will produce, market and distribute the titles and the Company will receive a royalty on each sale.

(8)   Reclassifications

      Certain 1996 amounts were reclassified to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

         Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software and gaming Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions or combinations; and the Company's ability to integrate acquired or combined operations with its existing business and otherwise manage growth and the Company's ability to generate or obtain additional capital resources to fund its operations and growth. Additional information on these and other risk factors are included under the headings "Risk Factors" and elsewhere in this Form 10-Q.

Risk Factors

         Need for Additional Capital; Uncertainty as a Going Concern. At June 30, 1997 the Company had working capital of ($476,610) compared to working capital of $1,155,017 at December 31, 1996. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its District Attorney, The Best of ER and ER Intern titles and the Passport2Network internet game service), the cost of developing, producing, marketing, distributing and supporting of any such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than anticipated, its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination (including the proposed Canyon acquisition), the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition or results of operations.

         Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination (including the proposed Canyon acquisition) may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business, results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, (including the Passport2 Internet game and information service, and the proposed acquisition of Canyon) will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily affect any such expansion, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business. In addition, the proposed acquisition and future acquisitions and/or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or of Legacy, difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and any operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition or results of operations. Given the above risks, among others, there can be no assurance that the anticipated benefits of any specific acquisition, or any internally developed new business segment or business combination will be realized.

         Pending Negotiations Between the Company and IBM regarding Emergency Room Derivative Products. IBM notified the Company in May, 1997 that it disputed the Company's right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the Company and IBM, as amended by Amendment No.1, Amendment No.2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. The Company disagrees with IBM's position, and currently is in negotiations with IBM to resolve the dispute. There can be no assurance, however, that such disagreement will be resolved in favor of the Company, or at all, and a failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.


         Dependence on IBM for Substantially All the Company's Revenues. For the first six months of 1997, approximately 88% of the Company's total revenue was derived from royalty payments made by IBM to the Company on sales of the Emergency Room title pursuant to the Company's co-development agreement with IBM. The Company expects royalty revenue from the Emergency Room title, a DOS-based product, to diminish significantly over the course of 1997, as it will face increased competition from Windows-based products. Although IBM is currently distributing and marketing the Emergency Room title on behalf of the Company, the Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the District Attorney title. In light of the Company's dependence on IBM for the distribution and marketing of its Emergency Room title, if sales of the Emergency Room title by IBM were to materially decrease, if IBM were to terminate its development and marketing relationship with the Company with respect to the Emergency Room title, if the Company is unable to develop other CD-ROM titles or other services, if the Company can not find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's results of operations, financial condition and business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "General", and "Results of Operations".

         Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future based on a number of factors. Such factors include, but are not limited to, the size and rate of growth of the consumer edutainment and gaming software market, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the Internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from IBM or other distributors, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter, the timing of product introductions and the recognition of royalty revenue received from its co-development partner. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's results of operations, business and financial condition in any quarter. The Company's expense levels are based, in part, on its expectations regarding future sales. As a result, operating results would be disproportionately adversely affected by a decrease in quarterly sales, the failure to meet the Company's sales expectations for any quarter or higher customer support costs and product returns associated with sales of defective products.


         Development of New Titles. The Company currently has several titles in the conceptual, pre-production and production phases of development. The Company does not currently plan to begin full scale development of additional titles until such time as the proposed distribution channels for existing titles are in place and are operational. There can be no assurance, however, that the Company will be able to successfully distribute any existing or future titles through its own efforts or the efforts of distributors, which will impair the Company's ability to fund the development of future titles, and, as a result, have a material adverse effect on the Company's ability to generate future operating cash flow.


         Rapidly Changing Technologies and Markets. The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including new platforms, CD-ROMs and the Internet, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments, such as Windows 95 and the Internet, and anticipate or respond to technological advances, emerging industry standards and practices and changes in CD-ROMs, the Internet and other technologies, in a timely, cost-effective manner. There can be no assurance that any of such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for entertainment and edutainment, will continue to increase as rapidly as it has during the past few years nor can there be any assurance that customers will be willing to pay for such service in the foreseeable future.

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

         Consolidation among software companies significantly increased in l996 and has shown signs of continuing. For example, CUC, Inc. has purchased Davidson Software, Sierra and Knowledge Adventure; Softkey, Inc. has purchased The Learning Company and MECC; IBM has purchased Edmark, and GT Interactive, Inc. has purchased Humungous Entertainment, Inc. This consolidation process makes it more difficult for small publishers, such as the Company, to obtain broad retail distribution without "affiliating" with larger distributors in certain channels.

         In the past, the Company focused primarily on the edutainment product category. Through the acquisition of On The Toes Of Giants in 1996, the Company has moved into the area of Internet edutainment products and games. The Internet category is dominated by a number of very large competitors and is subject to rapid change in consumer preference. Should the Company increase its presence in the Internet industry segment, it will experience these additional risks and competitive pressures.

         Products in the market compete primarily on the basis of subjective factors, such as entertainment value, and objective factors, such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms and the Internet) may reduce demand in markets. Consummation of the proposed acquisition of Canyon would place the Company in the competitive market of interactive conference proceedings and training seminars. The Company may have to commit capital, marketing expenditures and management talent to establish a presence in this new market or in other new markets entered by way of acquisition of, combination with or internal development of new businesses. There can be no assurance that the Company will have sufficient resources to make such commitments, or that the Company will be able to compete successfully in any new market even if such resources are available.

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

General.

         The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share (the "Common Stock"), on May 17, 1996. The Company was incorporated in California in 1989 and reincorporated in Delaware in March, 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company is also in the final testing stages of its Internet gaming technology, the Passport2 Network, with several interactive games currently operational. The Company began generating revenue from the Passport2 Network during the second quarter of 1997. Additionally, with the proposed acquisition of Canyon, the Company plans to enter the publishing and marketing of interactive conference proceedings and training seminars on CD-ROM.

         International Business Machines Corporation ("IBM") is currently marketing the Emergency Room title, the Company's first RealPlay(TM) (formerly Career Sim(TM)) series title, which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48"). Royalty revenue recognized from the Emergency Room title during the three months ended March 3l, 1997 and the three months ended June 30, 1997 relates to IBM's sales from the fourth quarter of 1996 and the first quarter of 1997 respectively. The Company expects sales of the original DOS based version of Emergency Room distributed and marketed by IBM to diminish over the next twelve months.

         As of June 30, 1997 the Company completed the first three cases of the District Attorney title, The Best of ER, consisting of the best 50 cases from Emergency Room and ER Intern comprising 50 new cases under a Windows enhanced version of Emergency Room.

         On July 31, 1997 the Company and Alpha Soft Corporation ("Alpha") entered into a Distribution Agreement for the District Attorney cases 1 through 3 and ER Intern titles. Under the terms of the Agreement Alpha will produce, market and distribute the titles and the Company will receive a royalty on each sale.

         In addition to the Alpha Agreement, the Company began manufacturing, marketing and distributing through a sales representative organization the Best of ER in June 1997. IBM notified the Company in May, 1997 that it disputed the Company's right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the

Company and IBM, as amended by Amendment No.1, Amendment No.2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. The Company disagrees with IBM's position, and currently is in negotiations with IBM to resolve the dispute. There can be no assurance, however, that such disagreement will be resolved in favor of the Company, or at all, and a failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.


         On June 27, 1997 the Company signed a non-binding letter of intent to acquire 100 percent of the outstanding stock of Canyon Interactive, LLC. ("Canyon"). The proposed total consideration is $750,000 in cash and $1,000,000 payable in shares of the Company's common stock. The actual number of shares will be determined based on the average market price of the Company's common stock from June 27, 1997 to the consummation of the transaction. Canyon is a full-service digital publisher specializing in publishing and marketing interactive conference proceedings and training seminars on CD-ROM. Canyon's product focus is in leading industries such as high technology, telecommunications, medicine and health care and general business. Due to the Company's lack of experience in this market and its limited resources, there can be no assurance, should the acquisition be consummated, that the Company will be able to assimilate, operate and develop the Canyon business successfully, and the Company's failure to do so could have a materially adverse effect on the Company's ability to fund the development of future titles and ability to generate future operating cash flows.

Results of Operations

         For the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         For the three months ended June 30, 1997, revenues increased from $4,686 for the three months ended June 30, 1996 to $77,240. This $72,554 increase was due primarily to an increase in royalty revenue related to the Emergency Room title which represented all the royalty revenue in 1997 compared to revenue recognized in 1996 from other Company titles. The royalty revenue recognized in the three months ended June 30, 1997 represents revenue of IBM sales for the first three months of 1997, less an estimate for returns. Software sales increased from $1,351 in 1996 to $13,085 in 1997 resulting primarily from the introduction of The Best of ER title.

         Total cost of revenue for the three months ended June 30, 1997 decreased by $21,242 or 79% as compared to the same period in 1996. This decrease is primarily the result of a decrease in cost of royalties from $25,500 to $0. The decrease is the result of amortization of the remaining capitalized product development costs of the Emergency Room title in 1996. The capitalized product development costs associated with the District Attorney and ER Intern titles have not yet been amortized since the products are not currently expected to be released until the third quarter of 1997.

         Product development expenses, which are net of co-funded development expenses increased from $240,912 for the three months ended June 30, 1996 to $297,751, for the three months ended June 30, 1997, an increase of $56,839 primarily due to the Company not receiving any milestone payments from co-development projects in the second quarter of 1997 versus the second quarter of 1996 and as such did not reduce the product development expenses.

         General and administrative expenses for the three months ended June 30, 1997 increased by $197,411 or 93% to $408,713, from $211,302 for the three months ended June 30, 1996. This increase is primarily due to the increase in the number of employees and the relocation of the Company's headquarters, including an increase in rent expense. Additionally, the increase is related to personnel and organizational and systems changes and increases in professional fees that are directly associated with being a publicly traded company.

         Selling expenses of $155,971 for the three months ended June 30, 1997 increased $151,282 over the $4,689 in the three months period ended June 30, 1996. This increase is primarily related to general product and Company public relations efforts, promotional expenses related to the introduction of the District Attorney, The Best of Emergency Room and ER Intern titles.

         Interest expense decreased from $33,740 to $17,149 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 primarily due to the decrease in notes payable and the line of credit at June 30, 1997. The Company had interest income of $5,134 for the three months ended June 30, 1997 compared to $28,064 for the three months ended June 30, 1996 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.

         For the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

         For the six months ended June 30, 1997 revenue increased by $114,445 from $8,739 for the six months ended June 30, 1996 to $123,184 for the six months ended June 30, 1997. This increase was primarily due to an increase in royalty revenue related to sales of the Emergency Room title. During the six month period ended June 30, 1996, the Company was unable to recognize royalty revenue because the Company was unable to estimate returns in accordance with SFAS 48. However, as disclosed in the annual report the Company was able to reasonably estimate the returns and recognize royalty revenue during the fourth quarter of 1996. The portion of the royalty revenue recognized in the fourth quarter of 1996, which was attributable to sales during the six month period ended June 30, 1996, was $361,262. Software sales increased from $5,404 for the six months ended June 30, 1996 to $16,252 for the six months ended June 30, 1997 primarily from sales of The Best of ER title which began shipping in June, 1997.

         For the six month period ended June 30, 1997 cost of royalties was $0 compared to $51,000 for the six months ended June 30, 1996. The decrease is the result of amortization of the remaining capitalized product development costs of the Emergency Room title in 1996. The cost of software sales increased from $5,160 in the six month period ended June 30, 1996 to $8,068 in the six month period ended June 30, 1997 as a result of sales of The Best of ER title in the three months ended June 30, 1997 compared to sales of older Company software products in 1996 as The Best of ER was not available in 1996.

         Product development expenses for the six months ended June 30, 1997 increased by $325,063 to $601,269 compared to $276,206 for the six months ended June 30, 1996 primarily due to the Company not receiving any milestone payments from co-development projects in the six months ended June 30, 1997 therefore not reducing product development expenses.

         General and administrative expense increased from $503,407 for the six months ended June 30, 1996 to $772,901 for the six months ended

June 30, 1997. The increase is due to the relocation of the Company's headquarters, including an increase in rent expense, an increase in the number of projects under development in the six month period ended June 30, 1997, an increase in the number of employees and overhead structure and increases in professional fees that are directly associated with being a publicly traded company compared to the six month period ended June 30, 1996.

         Selling expenses for the six months ended June 30, 1997 increased by $228,661 to $235,145 from $6,484 for the six months ended June 30, 1996. The increase is primarily related to the increased company public relations efforts and promotional expenses related to the Passport2 Network and promotion of The Best of ER, District Attorney and ER Intern titles.

         Interest expense decreased from $426,204 for the six months ended June 30, 1996 to $31,283 for the six months ended June 30, 1997 resulting primarily from that certain convertible note in the original principal amount of $1,000,000 payable to EBC Trust Corporation that was retired in May of 1996. Interest income decreased to $19,493 for the six months ended June 30, 1997 compared to $28,064 for the six months ended June 30, 1996 due to use of the proceeds of the initial public offering in Company operations during 1997.

Liquidity and Capital Resources

         The Company had $1,549,696 in cash outflows from operating activities for the six months ended June 30, 1997 compared to cash outflows of $663,835 for the six months ended June 30, 1996. The increase in net outflows of $885,861 between 1997 and 1996 operating cash flow primarily resulted from the following: an increase in the net loss from operations after adjustments for non-cash items of $657,065; a decrease in the change of accounts payable and accrued expenses of $122,696; a decrease in the change of deferred revenue of $428,815, and an increase in inventory of $80,120. This has been offset by an increase of $294,045 in the change of development co-funding billings in excess of development expense co-funding recognized; a decrease in the change of accounts receivable of $43,483, and a decrease in other receivables of $94,751. The total net outflows from operating activities are primarily the result of net losses caused by research and development expenditures associated with the Company's Passport2 Network, increases in general and administrative expense associated with the increase in the Company's overhead structure and increased selling costs related to the Company's marketing and distribution activities.

         Investing activities in the first six months of 1997 consisted of a note receivable of $50,000, purchases of computer equipment and construction of leasehold improvements totaling $5,238 and the capitalization of product development costs related to the District Attorney and The Best of ER titles totaling $204,372. These outflows were offset slightly by proceeds from the disposition of property and equipment in the amount of $7,438. In the first six months of 1996 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $166,350 and additional product development costs for the District Attorney title of $441,454.

         The Company has cash outflows of $23,690 from financing activities for the first six months of 1997 compared to inflows of $5,063,773 for the first six months of 1996. Financing activities for the six months ended June 30, 1997 included payments of notes payable of $61,996 and payments under a line of credit of $35,250 which was offset by proceeds of a note payable of $50,000. Net cash of $5,063,773 for the first six months of 1996 consisted of receipt of $5,355,589 representing net proceeds of the Company's initial public offering less $300,000 used to retire the note payable to EBC Trust Corporation and an increase of $8,184 on the Company's line of credit. In July 1997 the Company failed to make a principle payment on an unsecured Note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original Note dated February 1, 1991 as amended which provides for monthly payments of principle and interest commencing on July 1, 1997.

         The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the successful operation of certain of the assets and liabilities acquired from the proposed acquisition of the stock of Canyon, the timeliness, successful distribution of and market acceptance of its current and future software titles, most importantly the District Attorney, The Best of ER, and ER Intern titles, the costs of developing, producing and marketing such titles, and should the proposed acquisition of Canyon be consummated, the successful integration and operation of its business with the Company's existing business, and various other factors, some of which may be beyond the Company's control.

         Additionally, in conjunction with the termination of the co-development agreements, with IBM and McGraw-Hill the Company accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition the Company established a sales and marketing organization in early Spring 1997. The Company modified this distribution strategy in June 1997 and is proceeding to use a combination of a distributor to market two titles and to self distribute two other titles in 1997 and 1998.

         If this transition in distribution methods is not successful the Company could face short term liquidity requirements that could significantly deplete current cash resources. At June 30, 1997 the Company has implemented programs designed to improve its liquidity requirements by ceasing all costs associated with development of new titles, significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel; implementing other operating cost reductions and seeking additional funding.

         Additionally, although the Company believes that, together with a successful effort to obtain additional financing to fulfill near-term cash requirements, its operating plan and efforts to reduce operating expenses, in conjunction with the acquisition of additional funding, will be adequate to meet its fiscal 1997 working capital needs there can be no assurance that the Company will be able to obtain the necessary financing or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events.

         Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company may require additional capital. In addition, should the Company consummate the Canyon acquisition or any other acquisition or business combination, it will likely require an expansion of the Company's current operations requiring additional capital. The Company may seek to satisfy such capital needs through additional public or private financings or other sources. However, there can be no assurance that the Company would be able to obtain such financings on favorable terms, or at all, and the failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. Similarly, the Company's future capital requirements will be affected by, among other things, the timing and cost of producing new titles, promotional and advertising expenses required to launch new titles, future titles, debt service requirements including long term notes payable and amounts due to a former co-development partner, operating leases, and investments in technological and production process research.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 26, 1997 a complaint was filed against the Company in California Superior Court for the West District of Los Angeles County by The Brief Exchange Legal Network, Inc. ("Brief Exchange") and Comp-Pro Seminars, Inc. (together, the "Plaintiffs"). The complaint claims breach by the Company of an alleged oral contract with Plaintiffs respecting marketing and distribution of the Company's "District Attorney - Pursuit of Justice" CD-ROM title. The Plaintiffs jointly allege damages from lost earnings in the amount of $1,500,000, and Brief Exchange alleges additional damages from harm to its reputation of $1,000,000. The Company believes the Plaintiff's claims to be without merit and intends to vigorously defend the suit. There is no assurance, however, that such claims will not be upheld, which result may have a material adverse effect on the business and financial condition of the Company.

         Other than described above, the Company is neither currently a party to nor is any of its property the subject of any legal proceedings which would be material to the business or financial condition of the Company.



ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held on May 29, 1997. The directors elected at the meeting were:

                                                For             Against         Withheld
                                                ---             -------         --------
         Ariella J. Lehrer, Ph.D.            2,041,985             0             447,800
         William E. Sliney                   2,041,985             0             447,800
         Stanley Wojtysiak                   2,041,985             0             447,800
         Curtis A. Hessler                   2,041,985             0             447,800
         Ivan M. Rosenberg, Ph.D.            2,041,985             0             447,800
         Morley A. Winograd                  2,041,985             0             447,800

         Other matters voted upon and results of those votes were as follows:

                                                For             Against         Withheld
                                                ---             -------         --------
         Approval of a series of
         amendments to the Company's
         1995 Stock Option/Stock Issuance
         Plan, including an increase in
         the number of shares of common
         stock of the Company available
         for issuance by an additional
         400,000 shares                       1,279,645          180,340           14,900

         The foregoing matters are described in detail in the Company's proxy statement dated March 31, 1997 for the 1997 Annual Meeting of Stockholders.


ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are included herewith:

              Exhibit 11 - Weighted Average of Common Stock Shares Outstanding

              Exhibit 27 - Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the quarter for which this form is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1997                 LEGACY SOFTWARE, INC.


                                       /s/ WILLIAM E. SLINEY
                                       ----------------------------------
                                       William E. Sliney
                                       Vice President and Chief Financial
                                       Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)