Form 10-Q
period 1997-09-30
LEGACY SOFTWARE INC
filed 1997-11-12
CIK 1007367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                  Yes   X    No
                                      -----     -----

There were 2,655,002 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 11, 1997.

                              LEGACY SOFTWARE, INC.

                                      INDEX

                                                                        Page No.
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Balance Sheets at September 30, 1997 and
        December 31, 1996

        Statements of Operations for the three months ended
        September 30, 1997 and 1996 and nine months ended
        September 30, 1997 and 1996

        Statements of Cash Flow for the nine
        months ended September 30, 1997 and 1996

        Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations for the three and nine months ended September 30, 1997

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibits
         Exhibit 11
         Exhibit 27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1997             1996
                                                     -------------    ------------
                        ASSETS                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                        $   16,657       $1,804,779
     Restricted cash                                          --           55,240
     Accounts receivable, net of allowances for
       doubtful accounts of $0 and $0                    106,475            2,767
     Note Receivable                                      50,000
     Inventory                                            70,600
     Other receivables                                    23,188          125,888
     Other current assets                                 36,987
                                                      ----------       ----------

     Total current assets                                303,907        1,988,674
                                                      ----------       ----------

Product development costs, net                         1,431,731        1,260,478
Property and equipment, net                              330,812          407,632
Other Assets                                              18,994           23,723

                                                      ----------       ----------
Total assets                                          $2,085,444       $3,680,507
                                                      ==========       ==========

See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS


                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            1997               1996
                                                         -----------        -----------
                                                       (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                      $      0.00        $    35,250
     Accounts payable                                        107,610            167,097
     Accrued expenses                                         55,625             70,489
     Payable to former co-development partner                400,000            400,000
     Deferred Revenues                                        18,760             40,388
     Notes payable and current portion of
       long-term debt                                        135,000            120,433
                                                         -----------        -----------

         Total current liabilities                           716,995            833,657
                                                         -----------        -----------

LONG TERM DEBT PRIMARILY FROM RELATED PARTIES,
     net of current portion                                  339,022            341,369

COMMITMENTS                                                       --

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

     Common Stock, par value $.001 per share,
       10,000,000 shares authorized: 2,655,002
       and 2,465,885 shares issued and outstanding             2,654              2,522

     Additional paid in capital                            7,044,808          6,858,914
     Acumulated deficit                                   (6,018,035)        (4,355,955)
                                                         -----------        -----------

       Total shareholders' equity                          1,029,427          2,505,481
                                                         -----------        -----------

                                                         $ 2,085,444        $ 3,680,507
                                                         ===========        ===========


See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------       ------------------------------
                                     1997               1996               1997               1996
                                  -----------        -----------        -----------        -----------
Revenue
   Royalties                      $    82,096        $    15,085        $   189,029        $    16,295
   Software sales                      33,718              1,974             49,969              7,378
   Consulting                              --             10,000                 --             12,125
                                  -----------        -----------        -----------        -----------

Total revenue                         115,814             27,059            238,998             35,798
                                  -----------        -----------        -----------        -----------

Costs and expenses
   Cost of royalties                   35,148             25,507             35,148             76,507
   Cost of software sales              23,311              1,364             31,379              6,524
   Product development                 10,640            534,951            611,910            811,157
   General & administrative           174,159            565,582            947,060          1,068,989
   Selling                             16,553             42,750            251,697             49,234
                                  -----------        -----------        -----------        -----------

Total costs and expenses              259,811          1,170,154          1,877,194          2,012,411
                                  -----------        -----------        -----------        -----------

Loss from operations                 (143,997)        (1,143,095)        (1,638,196)        (1,976,613)

Interest expense                       12,147             17,719             43,430            443,923
Interest income                           (54)           (45,248)           (19,547)           (73,312)
                                  -----------        -----------        -----------        -----------

Net loss                          $  (156,090)       $(1,115,566)       $(1,662,079)       $(2,347,224)
                                  ===========        ===========        ===========        ===========

Net loss per common share         $     (0.06)       $     (0.46)       $     (0.65)       $     (1.23)

Weighted average common
   stock shares outstanding         2,592,979          2,443,421          2,547,520          1,912,939


See accompanying notes to condensed financial statements

                                 LEGACY SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                 1997               1996
                                                              -----------        -----------
Cash flows from operating activities:
   Net loss                                                   $(1,662,079)       $(2,347,224)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of product development costs                      --             76,507
        Amortization of deferred loan fees and original
          issue discount                                               --            355,307
        Depreciation                                               74,776             28,592
        Gain on disposal of property and equipment                   (157)
        Issuance of common stock in exchange for
          services                                                     --             14,400
        Issuance of common stock in acquisition of
           research and development                                                  233,338

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                      (103,708)           (11,764)
   Other receivables                                              102,700
   Inventories                                                    (70,600)
   Other assets                                                   (32,258)           (26,645)
   Accounts payable and accrued expenses                          (74,351)           211,916
   Development expense co-funding billings in
        excess of development expense co-funding
        recognized                                                                   (54,637)
   Deferred revenues                                              (21,628)           667,343
   Accrued interest                                                                  (78,731)

                                                              -----------        -----------
        Net cash provided by (used in)
          operating activities                                 (1,787,305)          (931,598)
                                                              -----------        -----------

Cash flows from investing activities:
   Note receivable                                                (50,000)
   Purchase of property and equipment                              (5,238)          (254,191)
   Proceeds from the disposition of property
       and equipment                                                7,438
   Additions to product development costs                        (171,253)          (773,222)

                                                              -----------        -----------
        Net cash used in investing activities                    (219,053)        (1,027,413)
                                                              -----------        -----------

Cash flows from financing activities
   Payments under line of credit                                  (35,250)
   Note payable                                                    75,000              8,184
   Payments on notes payable and long term debt                   (62,780)          (330,221)
   Net proceeds from initial public offering                           --          5,355,589
   Exercise of Common Stock Warrants                              162,500
   Issuance of stock under the Employee
       Stock Purchase Plan                                         23,526
                                                              -----------        -----------
       Net cash provided by financing activities                  162,996          5,033,552
                                                              -----------        -----------


Increase (decrease) in cash and cash equivalents               (1,843,362)         3,074,541
Cash and cash equivalents, at beginning of period               1,860,019            365,190
                                                              -----------        -----------
Cash and cash equivalents, at end of period                   $    16,657        $ 3,439,731
                                                              ===========        ===========


Supplemental disclosure of cash flow information
   Cash paid during the period for:
         Interest                                             $    43,430        $   176,688
         Income taxes                                         $        --        $        --
                                                              -----------        -----------

Non-cash investing and financing activity: A convertible note payable in the amount of $700,000 was converted into 534,351 shares of common stock during the Company's nine months ended September 30, 1996


See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)   Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1997, the results of operations for the three months and the nine months ended September 30, 1997 and September 30, 1996, and the cash flows for the nine months ended September 30, 1997 and September 30, 1996 are included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K.

(2)   Financial Condition and Liquidity

      On May 14, 1996 the Company completed an Initial Public Offering and generated $5,198,000 of net proceeds. The proceeds have been used to pay off certain existing debt, to develop new software titles and provide working capital. For the nine month period ended September 30, 1997 the Company has expended $1,787,305 in cash in operating activities and $169,053 for software development costs and acquisition of property and equipment. For the twelve months ended December 31, 1996 the Company expended $1,968,740 in cash in operating activities and $1,641,557 in software development costs and acquisition of property and equipment.

      At September 30, 1997 the Company had working capital of ($413,088) compared to working capital of $1,155,017 at December 31, 1996. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its District Attorney, The Best of Emergency Room and ER Intern titles and the Passport2Network internet game service), the cost of developing, producing and supporting of any such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company will require additional capital in the future. Also, should the Company consummate any acquisition or business combination, the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, it at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition or results of operations.

      In July, August and September 1997 the Company failed to make a principle payment on an unsecured note payable to a related party. The monthly payment, in the amount of $10,000 per month, was due in accordance with the terms of the original Note dated February 1, 1991 as amended which provides for monthly payments of principle and interest commencing on July 1, 1997.

      In the fourth quarter of 1996 the Company and International Business Machines Corporation ("IBM") mutually agreed to terminate the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination the Company is obligated to pay to IBM the aggregate sum of $400,000, the total amount of milestone payments made by IBM to the Company, as termination cost on or before December 15, 1997; however, the Company does not expect to be able to make a payment of the principal or any portion of such obligation to IBM by such date. If such obligation is not paid to IBM by December 15, 1997 the amount due IBM shall be increased by interest at an annual rate of ten (10%) percent beginning January 1, 1996 and the Company will pay to IBM royalties at the rate of forty five (45%) percent on royalty revenue received from sales of the District Attorney title and ten (10%) percent on royalty revenue received from sales of derivatives and sequels of the Emergency Room title until the obligation is paid in full.

      In May, 1997 IBM notified the Company that it disputed the Company's right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the Company and IBM, as amended by Amendment No. 1, Amendment No. 2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. On October 1, 1997 the Company and IBM signed Amendment No. 3 in which IBM granted to the Company all rights to distribute and/or sell derivatives of the Emergency Room title, provided the Company with registration information on sales of the Emergency Room title by IBM and agreed not to contest the Company's right to market and retain all royalties for The Best of Emergency Room title. In exchange, the Company granted IBM the nonexclusive rights necessary to continue to market, distribute and support the Emergency Room title and provided IBM with a modification of the Emergency Room title that permits easier installation in a Windows95 operating environment.

      In the fourth quarter of 1996, McGraw-Hill Home Interactive
("McGraw-Hill") without cause effectively terminated a letter of intent entered into with the Company to co-develop the contemplated Animal Doctor title. A mutual release was signed in February 1997 at which time the Company received $75,000 in previously unfunded development costs.

      In conjunction with the termination of the co-development agreements, the Company accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition the Company established a sales and marketing organization in early

Spring 1997. The Company modified this distribution strategy in June 1997 and is proceeding to use a combination of a distributor to market two titles and to self-distribute two other titles in 1997 and 1998.

      If this transition in distribution methods is not successful the Company could face short term liquidity requirements that could significantly deplete current cash resources. At June 30, 1997 the Company implemented programs designed to improve its liquidity requirements by ceasing all costs associated with development of new titles, significantly curtailing its Internet gaming services, significantly reducing staff, implementing other operating cost reductions and seeking additional funding.

      Additionally, although the Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of such additional funding, will be adequate to meet its fiscal 1997 working capital needs, there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events.

(3)   Deferred Revenue

      As of December 31, 1996, the Company had recorded $40,388 in deferred revenues relating to amounts received from IBM for fourth quarter 1996 sales of the Emergency Room title co-developed with IBM. In conjunction with the revenue recognition policy established by the Company, this amount was recognized into royalty revenue during March of 1997. In June, 1997 the Company received $75,480 for first quarter, 1997 sales of the Emergency Room title. In accordance with the revenue recognition policy established by the Company, $64,155 was recorded as revenue and $11,325 was recorded as deferred revenues. In September, 1997 the Company received $2,509 for second quarter sales of Emergency Room title. During the third quarter the Company recognized $11,325 representing the deferred revenue of the second quarter sales and $2,133 for the third quarter sales of the Emergency Room title and deferred royalty revenue of $12,164 relating to third quarter sales of the District Attorney and ER Intern titles.

(4)   Earnings Per Share

      Earnings per common share for the three month and nine month periods ending September 30, 1997 are computed based upon the weighted average number of common shares actually outstanding during the periods plus the additional shares that would be outstanding assuming the exercise of dilutive common stock options and purchase warrants, which are considered common stock equivalents. The number of shares that would be issued from the exercise of such options and warrants would be reduced by the number of common shares that could have been purchased from the assumed use of proceeds at the average market price of the Company's common stock during the period (treasury stock method). For the three and nine month periods ending September 30, 1997, all common stock equivalents were excluded from the calculation of earnings per share as their inclusion would have been anti-dilutive.

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

(5) Termination and Acquisition of Co-Development Partner's Rights Under Agreements

      On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company is obligated to pay to IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA Licensing Agreement however, the Company does not expect to be able to make a payment of the principal or any portion of such obligation to IBM by such date. If such obligation is not paid to IBM by December 15, 1997 the amount due IBM shall be increased by interest at an annual rate of ten (10%) percent beginning January 1, 1996 and the Company will pay to IBM royalties at the rate of forty-five (45%) percent on royalty revenue received from sales of the District Attorney title and ten (10%) percent on royalty revenue received from sales of derivatives and sequels of the Emergency Room title until the obligation is paid in full.

      In May, 1997 IBM notified the Company that it disputed the Company's right to distribute and/or sell derivatives of the Emergency Room title under the terms of the Multimedia Rights License Agreement between the Company and IBM, as amended by Amendment No. 1, Amendment No. 2 and the Amendment and Termination Agreement pursuant to which the Development and Licensing Agreement with respect to the District Attorney title was terminated. On October 1, 1997 the Company and IBM signed Amendment No. 3 in which IBM granted to the Company all rights to distribute and/or sell derivatives of the Emergency Room title, provided the Company with registration information on sales of the Emergency Room title by IBM and agreed not to contest the Company's right to market and retain all royalties for The Best of Emergency Room title. In exchange, the Company granted IBM the nonexclusive rights necessary to continue to market, distribute and support the Emergency Room title and provided IBM with a modification of the Emergency Room title that permits easier installation in a Windows95 operating environment.

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

      On June 27, 1997 the Company signed a non binding letter of intent to acquire 100 percent of the outstanding stock of Canyon Interactive, LLC. ("Canyon") a California limited liability company. The total proposed consideration was to be $750,000 in cash and $1,000,000 payable in shares of the Company's common stock. The actual number of shares was to be determined based on the average market price of the Company's common stock from June 27, 1997 to the consummation of the transaction. On September 29, 1997 the Company and Canyon mutually agreed to terminate negotiations.

(7)   Marketing and Distribution Agreements

      On July 31, 1997 the Company and Alpha Soft Corporation ("Alpha Soft) entered into a Distribution Agreement for the District Attorney cases 1 through 3 and ER Intern titles. Under the terms of the Agreement Alpha Soft will produce, market and distribute the titles and the Company will receive a royalty on each sale.

      On June 5, 1997 the Company entered into an Information Provider Commission Agreement with AT & T WorldNet Service ("WorldNet") whereby customers of WorldNet are offered the opportunity to participate in Passport2Network interactive games. The Passport2Network pays WorldNet a royalty for each WorldNet customer that becomes a Passport2Network subscriber.

      On October 14, 1997 the Company signed an Information Provider Commission Agreement with The New York Times Electronic Media Company ("Times On Line") whereby subscribers of the Times On Line Bridge and Chess columns have the opportunity to participate in Passport2Network interactive games under terms including royalty terms similar to the WorldNet agreement.


(8)   Reclassifications

      Certain 1996 expense amounts were reclassified from the "general and administrative" line item to the "selling" line item to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

      Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs' in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software and gaming Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions or combinations; and the Company's ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company's ability to generate or obtain additional capital resources to fund its operations and growth. Additional information on these and other risk factors are included under the headings "Risk Factors" and elsewhere in this Form 10-Q.

Risk Factors

      Need for Additional Capital; Uncertainty as a Going Concern At September 30, 1997 the Company had working capital of ($413,088) compared to working capital of $1,155,017 at December 31, 1996. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company is obligated to pay to IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA Licensing Agreement however, the Company does not expect to be able to make a payment of the principal or any portion of such obligation to IBM by such date. If such obligation is not paid to IBM by December 15, 1997 the amount due IBM shall be increased by interest at an annual rate of ten (10%) percent beginning January 1, 1996 and the Company will pay to IBM royalties at the rate of forty five (45%) percent on royalty revenue received from sales of the District Attorney title and ten (10%) percent on royalty revenue received from sales of derivatives and sequels of the Emergency Room title until the obligation is paid in full. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its District Attorney, The Best of Emergency Room and ER Intern titles and the Passport2Network internet game service) the cost of developing, producing and supporting of any such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than anticipated, or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company will require additional capital in the future. Also, should the Company consummate any acquisition or business combination the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, it at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition or results of operations.

      Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, including the Passport2 Internet game and information service, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition or results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

      Dependence on IBM and Alpha Soft for Substantially All the Company's Revenues. For the first nine months of 1997, approximately 46% of the Company's total revenue was derived from royalty payments made by IBM to the Company on sales of the Emergency Room title and 33% was derived from Alpha Soft on royalty revenue generated by the District Attorney and ER Intern titles. The Company expects royalty revenue from the Emergency Room title, a DOS-based product, to diminish significantly over the course of 1997, as it will face increased competition from Windows-based products and the royalty revenue from the District Attorney and ER Intern titles to increase as these products enter the market in larger numbers. Although IBM is currently distributing and marketing the Emergency Room title on behalf of the Company, the Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the District Attorney title. In light of the Company's dependence on IBM for the distribution and marketing of its Emergency Room title and Alpha Soft for the distribution and marketing of the District Attorney and ER Intern titles, if IBM and/or Alpha Soft were to terminate their distribution and marketing relationships with the Company, if the Company is unable to develop other CD-ROM titles or other services, if the Company can not find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's results of operations, financial condition and business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "General", and "Results of Operations".

      Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future based on a number of factors. Such factors include, but are not limited to, the size and rate of growth of the consumer edutainment and gaming software market, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the Internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from IBM, Alpha Soft or other distributors, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter and the timing of product introductions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's results of operations, business and financial condition in any quarter. The Company's expense levels are based, in part, on its expectations regarding future sales. As a result, operating results would be disproportionately adversely affected by a decrease in quarterly sales, the failure to meet the Company's sales expectations for any quarter or costs associated with sales of defective products, higher customer support costs and product returns.

      Development of New Titles. The Company currently has several titles in the conceptual, pre-production and production phases of development. The Company does not currently plan to begin full-scale development of additional titles until such time as the proposed distribution channels for existing titles are in place and are operational. There can be no assurance, however, that the Company will be able to successfully distribute any existing or future titles through its own efforts or the efforts of distributors, which would impair the Company's ability to fund the development of future titles, and, as a result, have a material adverse effect on the Company to generate future operating cash flow.

      Rapidly Changing Technologies and Markets. The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including new platforms, CD-ROMs and the Internet, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments, such as Windows 95 and the Internet, and anticipate or respond to technological advances, emerging industry standards and practices and changes in CD-ROMs, the Internet and other technologies, in a timely, cost-effective manner. There can be no assurance that any of such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for entertainment and edutainment, will continue to increase as rapidly as it has during the past few years, nor can there be any assurance that customers will be willing to pay for such service in the foreseeable future.

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

      Increased competition in the software development market, resulting from, among other things, the timing of competitive product releases and the similarity of such products to those of the Company, may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores, any of which could have a material adverse effect on the Company's results of operations, business or financial condition. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment sectors of the software market and, as a result of their greater resources, name recognition, customer base and licensed rights, are significant competitors in the software industry. Current and future competitors with greater resources than the Company may be able to, among other things, carry larger inventories, undertake more extensive marketing campaigns and distribution efforts, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than the Company. New hardware formats and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively, or at all, to market or technological changes, or to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results or financial condition.

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

      Products in the market compete primarily on the basis of subjective factors, such as entertainment value, and objective factors, such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures and/or implement reduced pricing policies. In addition, competition from new technologies (such as new hardware platforms and the Internet) may reduce demand in current markets. The Company may have to commit capital, marketing expenditures and management talent to establish itself in new markets entered by way of acquisition of, combination with or internal development of new businesses. There can be no assurance that the Company will have sufficient resources to make such commitments, or that the Company will be able to compete successfully in any new market even if such resources are available.

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

General.

      The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share (the "Common Stock"), on May 14, 1996. The Company was incorporated in California in 1989 and reincorporated in Delaware in March, 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company is also operates the Passport2Network, an internet gaming network, with several interactive games currently operational. The Company began generating revenue from the Passport2 Network during the second quarter of 1997.

      International Business Machines Corporation ("IBM") is currently marketing the Emergency Room title, the Company's first RealPlay(TM) (formerly Career Sim(TM)) series title, which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48"). Royalty revenue recognized from the Emergency Room title during the three months ended March 3l, 1997 , the three months ended June 30, 1997 and the three months ended September 30, 1997 relates to IBM's sales from the fourth quarter of 1996 and the first two quarters of 1997 respectively. The Company expects sales of the original DOS based version of Emergency Room distributed and marketed by IBM to diminish over the next twelve months.

      As of June 30, 1997 the Company completed the first three cases of the District Attorney title a Windows95 product, The Best of Emergency Room, consisting of the best 50 cases from Emergency Room and ER Intern comprising 50 new cases under a Windows-enhanced version of Emergency Room.

      On July 31, 1997 the Company and Alpha Soft Corporation ("Alpha Soft") entered into a Distribution Agreement for the District Attorney cases 1 through 3 and ER Intern titles. Under the terms of the agreement Alpha Soft will produce, market and distribute the titles and the Company will receive a royalty on each sale.

      In addition to the Alpha Soft Agreement in June 1997 the Company began manufacturing, marketing and distributing, through a sales representative organization, the Best of Emergency Room and the District Attorney titles as individual cases.

      On June 5, 1997 the Company entered into an Information Provider Commission Agreement with AT & T WorldNet Service ("WorldNet") whereby customers of WorldNet are offered the opportunity to participate in Passport2Network interactive games. The Passport2Network pays WorldNet a royalty for each WorldNet customer that becomes a Passport2Network subscriber.

      On October 14, 1997 the Company signed an Information Provider Commission Agreement with The New York Times Electronic Media Company ("Times on Line") whereby subscribers of the Times on Line Bridge and Chess columns have the opportunity to participate in Passport2Network interactive games under terms, including royalty terms, similar to the WorldNet agreement.

Results of Operations

      For the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

      For the three months ended September 30, 1997, revenues increased from $27,059 for the three months ended September 30, 1996 to $115,814. This $88,755 increase was due primarily to an increase in royalty revenue, less an estimate for returns, related to initial sales of the District Attorney and ER Intern titles by Alpha Soft compared to revenue recognized in 1996 from other Company titles. Software sales increased from $1,974 in 1996 to $33,718 in 1997 resulting primarily from sales by the Company of The Best of Emergency Room title and individual cases of the District Attorney title through distributors.

      Total cost of revenue for the three months ended September 30, 1997 increased by $31,588 compared to the three months ended September 30, 1996. This increase is primarily a result of an increase of $9,641 in cost of royalties associated with sales of the District Attorney and ER Intern titles and an increase of $21,947 as a result of the increase in software sales by the Company through distributors during the three month period ended September 30, 1997.

      Product development expenses, which are net of co-funded development expenses, decreased from $534,951 for the three months ended September 30, 1996 to $10,640 for the three months ended September 30, 1997. The decrease in development expense is the result of the completion of the District Attorney, ER Intern and the Best of Emergency Room titles in July, 1997 and the Company cessation of future product development at that time.

      General and administrative expenses for the three months ended September 30, 1997 decreased by $391,423 or 69% to $174,159, from $565,582 for the three months ended September 30, 1996. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

      Selling expenses of $16,553 for the three months ended September 30, 1997 decreased $26,197 or 61% from the $42,750 in the three month period ended September 30, 1996. This decrease is primarily related to decreases in salaries and promotional expenses related to the introduction of the District Attorney, The Best of Emergency Room and ER Intern titles and the Passport2Network.

      Interest expense decreased from $17,719 to $12,147 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to the decrease in notes payable and the line of credit at September 30, 1997. The Company had interest income of $54 for the three months ended September 30, 1997 compared to $45,248 for the three months ended September 30, 1996 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.

      For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

For the nine months ended September 30, 1997 revenue increased by $203,200 from $35,798 for the nine months ended September 30, 1996 to $238,998 for the nine months ended September 30, 1997. This increase was primarily due to an increase in royalty revenue related to sales of the Emergency Room title by IBM in the six months ended June 30, 1997, and royalty revenue related to sales of the District Attorney and ER Intern titles by Alpha Soft during the three months ended September 30, 1997. During the nine month period ended September 30, 1996, the Company was unable to recognize royalty revenue because the Company was unable to estimate returns in accordance with SFAS 48. However, as disclosed in the Company's Annual Report on Form 10K for 1996, the Company was able to reasonably estimate the returns and recognize royalty revenue during the fourth quarter of 1996. The portion of the royalty revenue recognized in the fourth quarter of 1996, which was attributable to sales during the nine month period ended September 30, 1996, was $435,208. Software sales increased from $7,378 for the nine months ended September 30, 1996 to $49,969 for the nine months ended September 30, 1997 primarily from sales of the Best of Emergency Room title which began shipping in June, 1997 and individual cases of the District Attorney title which began shipping in the three months ended September 30, 1997.

For the nine month period ended September 30, 1997 cost of royalties was $35,148 compared to $76,507 for the nine months ended September 30, 1996. The decrease is the result of amortization of the remaining capitalized product development costs of the Emergency Room title in 1996 offset by an increase in the amortization of capitalized product development costs of $35,148 during the three months ended September 30, 1997 from sales of the District Attorney and ER Intern titles by Alpha Soft. The cost of software sales increased from $6,524 in the nine month period ended September 30, 1996 to $31,379 in the nine month period ended September 30, 1997 as a result of sales of the Best of Emergency Room and individual cases of the District Attorney titles in the nine months ended September 30, 1997 compared to sales of older Company software products in 1996, as the Best of Emergency Room was not available in 1996.

      Product development expenses, which are net of co-development expenses, for the nine months ended September 30, 1997 decreased by $199,247, or 25%, to $611,910 compared to $811,157 for the nine months ended September 30, 1996. The decrease was primarily due to completion of the District Attorney, ER Intern and the Best of Emergency Room titles in July 1997 and the Company cessation of development of future products at that time.

      General and administrative expense decreased from $1,068,989 for the nine months ended September 30, 1996 to $947,060, a decrease of $121,929, or 11%, for the nine months ended September 30, 1997. Since June 30, 1997 the Company has implemented cost reduction programs by ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

      Selling expenses for the nine months ended September 30, 1997 increased by $202,463 to $251,697 from $49,234 for the nine months ended September 30, 1996. The increase is primarily related to the increases in company public relations efforts and promotional expenses related to the Passport2Network and promotion of The Best of Emergency Room, District Attorney and ER Intern titles which were incurred during the first six months of 1997.

      Interest expense decreased from $443,923 for the nine months ended September 30, 1996 to $43,430 for the nine months ended September 30, 1997 resulting primarily from that certain convertible note in the original principal amount of $1,000,000 payable to EBC Trust Corporation that was retired in May of 1996. Interest income decreased to $19,546 for the nine months ended September 30, 1997 compared to $73,312 for the nine months ended September 30, 1996 due to use of the proceeds of the initial public offering in Company operations during 1997.

Liquidity and Capital Resources

      The Company had $1,787,305 in cash outflows from operating activities for the nine months ended September 30, 1997 compared to cash outflows of $931,598 for the nine months ended September 30, 1996. The increase in net outflows of $855,707 between 1997 and 1996 operating cash flows primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $51,621; a decrease in the change of accounts payable and accrued expenses of $286,267; a decrease in the change of deferred revenue of $688,971, and an increase in inventory of $70,600. This has been offset by an increase of $54,637 in the change of development co-funding billings in excess of development expense co-funding recognized; a increase in the change of accounts receivable of $91,944, and a decrease in other receivables of $102,700. The total net outflows from operating activities are primarily the result of net losses caused by research and development expenditures associated with the Company's Passport2Network, increases in general and administrative expense associated with the increase in the Company's overhead structure and increased selling costs related to the Company's marketing and distribution activities.

      Investing activities in the first nine months of 1997 consisted of a note receivable of $50,000, purchases of computer equipment and construction of leasehold improvements totaling $5,238 and the capitalization of product development costs related to the District Attorney and ER Intern titles totaling $171,253. These outflows were offset by proceeds from the disposition of property and equipment in the amount of $7,438. In the first nine months of 1996 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $254,191 and additional product development costs for the District Attorney title of $773,222.

      The Company has cash inflows of $162,996 from financing activities for the first nine months of 1997 compared to inflows of $5,033,552 for the first nine months of 1996. Financing activities for the nine months ended September 30, 1997 included payments of notes payable of $62,780 and payments under a line of credit of $35,250 which was offset by proceeds of a note payable of $75,000, the exercise of warrants for common stock of $162,500 and the issuance of stock to employees of $23,526. Net cash of $5,033,552 for the first nine months of 1996 consisted of receipt of $5,355,589 representing net proceeds of the Company's initial public offering less $300,000 used to retire the note payable to EBC Trust Corporation and an increase of $8,184 on the Company's line of credit.

      In July, August and September 1997 the Company failed to make a principle payment on an unsecured note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original Note dated February 1, 1991 as amended which provides for monthly payments of principle and interest commencing on July 1, 1997.

      On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Development and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company is obligated to pay to IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA Licensing Agreement however, the Company does not expect to be able to make a payment of the principal or any portion of such obligation to IBM by such date. If such obligation is not paid to IBM by December 15, 1997 the amount due IBM shall be increased by interest at an annual rate of ten (10%) percent beginning January 1, 1996 and the Company will pay to IBM royalties at the rate of forty five (45%) percent on royalty revenue received from sales of the District Attorney title and ten (10%) percent on royalty revenue received from sales of derivatives and sequels of the Emergency Room title until the obligation is paid in full.

      The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the ability to obtain additional financing, the timeliness, successful distribution of, and market acceptance of its current and future software titles, most importantly the District Attorney, The Best of Emergency Room, and ER Intern titles, the costs of developing, producing and marketing such titles, and various other factors, some of which may be beyond the Company's control.

      Additionally, in conjunction with the termination of the co-development agreements, with IBM and McGraw-Hill the Company accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition the Company established a sales and marketing organization in early Spring 1997. The Company modified this distribution strategy in June 1997 and is proceeding to use a combination of a distributor to market two titles and to self-distribute two other titles in 1997 and 1998.

      If this transition in distribution methods is not successful the Company could face short term liquidity requirements that could significantly deplete current cash resources. At June 30, 1997 the Company implemented programs designed to improve its liquidity requirements by: ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel; implementing other operating cost reductions and seeking additional funding.

      Additionally, although the Company believes that, together with a successful effort to obtain additional financing to fulfill near-term cash requirements, its operating plan and efforts to reduce operating expenses, in conjunction with the acquisition of additional funding, will be adequate to meet its fiscal 1997 working capital needs, there can be no assurance that the Company will be able to obtain the necessary financing or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events.

      Should the Company's future income be less than anticipated or its software title production and introduction be delayed significantly or not generate sufficient future revenues, the Company will require further additional capital. The Company may seek to satisfy such capital needs through additional public or private financings or other sources. However, there can be no assurance that the Company would be able to obtain such financings on favorable terms, or at all, and the failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1997. Similarly, the Company's future capital requirements will be affected by, among other things, the timing and cost of producing new titles, promotional and advertising expenses required to launch new titles, future titles, debt service requirements including long term notes payable and amounts due to a former co-development partner, operating leases, and investments in technological and production process research.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 26, 1997 a complaint was filed against the Company in California Superior Court for the West District of Los Angeles County by The Brief Exchange Legal Network, Inc. ("Brief Exchange") and Comp-Pro Seminars, Inc. (together the "Plaintiffs"). The complaint claimed breach by the Company of an alleged oral contract with Plaintiffs respecting marketing and distribution of the Company's "District Attorney - Pursuit of Justice" CD-ROM title. The Plaintiffs jointly alleged damages from lost earnings in the amount of $1,500,000, and Brief Exchange alleges additional damages from harm to its reputation of $1,000,000. The parties have reached an agreement to settle the case, documentation of which is currently being prepared. The settlement contemplates a future business relationship between the parties and does not involve any monetary payments by the Company.

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

Date:  November 11, 1997             LEGACY SOFTWARE, INC.


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