Form 10-K
period 1997-12-31
LEGACY SOFTWARE INC
filed 1998-03-31
CIK 1007367

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                               -------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1997 or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number 0-28330

                              LEGACY SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                             95-456-1156
    (State or other jurisdiction of         (IRS Employer Identification No.)
      information or organization)


            5340 Alla Road
         Los Angeles, California                              90066
  Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (310) 823-2423
                                -----------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                                                       Name of exchange on
       Title of each class                              which registered
  Common Stock, $.0001 par value                      NASDAQ SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 27, 1998, there were 2,655,002 shares of the registrant's Common Stock outstanding. The aggregate market value (based on the average bid and asked prices of the Common Stock on the NASDAQ Small Cap Market) of the voting stock held by non-affiliates of the registrant on March 27, 1998 was $1,825,314.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders which is scheduled for May 28, 1998 have been incorporated by reference into Part III of this Report

================================================================================

                                     PART I


     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the registrant "expects" "estimates" "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the registrant's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the registrant's ability to ( i) restructure its outstanding indebtedness by reaching agreement with creditors to convert a sufficient amount of such indebtedness into Common Stock or Preferred Stock of the registrant so that the remainder of such indebtedness can be paid as it comes due, and (ii) to effect a business combination or strategic alliance with another company, in order to continue operating as a going concern; the positioning of the registrant's products in the registrant's market segments; the registrant's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the registrant's products; the continued emergence of the Internet, resulting in new competition and changing consumer demands; the registrant's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the registrant's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the registrant's software games and Internet technology; the registrant's ability to establish itself successfully as a software developer, publisher and distributor ; the emergence of competition from new and existing software gaming and Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the registrant's products); the consummation of possible acquisitions; and the registrant's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-K.

     As of December 31, 1997, the Company had (i) never achieved operating profits, (ii) had negative working capital of $672,039 and cash on hand of $14,464, (iii) total short term indebtedness of $783,619, and long term indebtedness of $161,882, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern. On February 28, 1998, the Company was notified by The Nasdaq National Market, Inc. ("NASDAQ") that the Company is not in compliance with NASDAQ's net tangible assets/market capitalization/net income and minimum bid price requirements, and that absent compliance, the Company's Common Stock will be delisted from the NASDAQ SmallCap Exchange.

     The Company believes that should it not be able to obtain funding to supply its near-term cash requirements, there is substantial doubt about the Company's ability to continue operations.

     The Company has pursued various funding alternatives, but has not been able to obtain either the debt or equity financing it requires. On March 25, 1998, the Company signed a non-binding letter of intent (the "Letter of Intent") with Black Tusk Medical, Inc. ("BTI"), a Nevada corporation engaged in the business of marketing and distribution of software titles. Pursuant to the Letter of Intent, BTI advanced the Company $30,000 toward two proposed joint ventures for the development and publication of high production value educational software, and will purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger is consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the merger, the shareholders of BTI will hold approximately 42% of the total outstanding shares of the Company.

     The Company believes that it will be able to complete the Merger, and its prospects for obtaining additional financing will improve as a result thereof. However, the Company has not been able to identify other viable financing alternatives at the present time, and there can be no assurance that the transactions contemplated by the Letter of Intent ultimately will be effected on terms acceptable to the Company, or at all.

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

     Additionally, although the Company believes that its operating plan and efforts will be adequate to meet its fiscal 1998 working capital needs there can be no assurance that the Company may not experience liquidity problems caused by adverse market conditions or other unfavorable events.


ITEM 1.  BUSINESS.


GENERAL

     Legacy Software, Inc. ("Legacy" or the "Company") was organized in California in 1989 as a successor to a partnership formed in 1986, and was reincorporated in Delaware in 1996. The principal offices of the Company are located at 5340 Alla Road, Los Angeles, California 90066, and its telephone number is 310/823-2423.

     The Company develops mind stimulating CD-ROM and Internet games which entertain as well as educate. Since its incorporation, the Company has created several best selling "edutainment" software titles, including Children's Writing and Publishing Center (published by The Learning Company), Mickey's Crossword Puzzle Maker (Walt Disney), Mutanoid Math Challenge, Mutanoid Word Challenge and Magic Bear's Masterpiece (published by Legacy). An edutainment product combines entertainment and education content for home and educational use and makes learning an integral part of playing a game. In 1995, the Company introduced its first title in the Company's RealPlay(TM) (formerly Career Sim(TM)) series, Emergency Room, marketed by its then co-development partner International Business Machines Corporation ("IBM"). In 1997, the Company introduced a second title in the Company's RealPlay series D.A. Pursuit of Justice(TM) and Emergency Room Intern(TM), a Win95 enhanced version of Emergency Room(TM) featuring 50 new cases both of which are distributed through a marketing and distribution agreement with Alpha Software Corporation ("Alpha Soft"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition to CD-ROM development, in 1997 the Company created an Internet game and information service, the Passport2(TM) Network. Passport2 enables users to compete with one another via the Internet. This Internet service is based on proprietary Win95 client server technology developed by On The Toes of Giants, a California corporation ("OTTOG"), substantially all of the assets of which Legacy acquired in August, 1996.

INITIAL PUBLIC OFFERING

     In May, 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock, $.0001 par value per share ("Common Stock"). Net proceeds to the Company were $5,198,048 after deducting all offering-related expenses. During 1996 and 1997, the Company used the majority of such proceeds for the development of additional RealPlay(TM) titles, including the first three episodes of the D.A. Pursuit of Justice title, the Emergency Room Intern title and the Best of Emergency Room title, all of which were released in by the Company in 1997 , development of three additional episodes of the District Attorney title, the launching of Passport2, the Company's internet gaming technology, repayment of certain outstanding indebtedness and for working capital purposes.

ACQUISITION OF RESEARCH AND DEVELOPMENT

     In August, 1996, the Company acquired substantially all of the assets, properties and rights of OTTOG, pursuant to an Asset Purchase Agreement, dated August 19, 1996, which consisted primarily of purchased research and development. The consideration for the purchased assets consisted of 33,334 newly-issued shares of the Company's Common Stock and the assumption by the Company of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, based on the last sales price of $7.00 per share of the Common Stock on the NASDAQ SmallCap Market on such date, and the aggregate purchase price of the transaction, $233,338, was recorded as an expense of product development. The Company has developed and operates a separate Internet-oriented business unit based upon the purchased research and development. See

"Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses."

PRIOR BUSINESS AFFILIATIONS

     In February of 1997 the Company signed a letter of intent to acquire certain assets and liabilities of Educorp Multimedia, Inc. ("Educorp"), a California-based multimedia software publisher, and its wholly-owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total proposed consideration of $1,800,000 was to be payable in shares of Common Stock. The actual number of shares was to be based on the average closing price of the stock for the 30 days following the closing of this transaction, subject to a minimum of 425,000 shares. The negotiation for the acquisition of Educorp was terminated on June 30, 1997.

     On June 27, 1997 the Company signed a non-binding letter of intent to acquire all of the outstanding stock of Canyon Interactive, LLC ("Canyon"), a California limited liability company. The total proposed consideration was to be $750,000 in cash and $1,000,000 payable in shares of the Company's Common Stock. The actual number of shares was to be determined based on the price of the Company's Common Stock from June 27, 1997 until the consummation of the transaction. On September 29, 1997 the Company and Canyon mutually agreed to terminate negotiations.

PENDING BUSINESS AFFILIATION

     In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc. , a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program will make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy will pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures, including new titles in the Company's RealPlay(TM) series--Emergency Room and D.A. Pursuit of Justice. To date BTI has advanced the Company $30,000 toward two of the proposed joint ventures. Utilizing the joint venture vehicle the Company and BTI intend to obtain funding from third parties to produce, market and distribute the Company's titles in the retail, OEM, educational and professional markets worldwide. The Company and BTI will share in any revenue received from each joint venture after the initial funding to the third party investors has been repaid. Additionally, BTI will purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger is consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the merger, the shareholders of BTI would hold approximately 42% of the outstanding shares of the Company. However, there can be no assurance that the transactions contemplated by the Letter of Intent ultimately will be effected on terms acceptable to the Company, or at all. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses; Management's Discussion and Analysis of Financial Condition and Results of Operations"

MARKETING AND DISTRIBUTION AND CORPORATE SERVICES AGREEMENTS

     On July 31, 1997, the Company and Alpha Soft Corporation ("Alpha Soft") entered into a Distribution Agreement for D.A. Pursuit of Justice cases 1 through 3 and the Emergency Room Intern titles. Under the terms of the Agreement Alpha Soft will produce, market and distribute the titles and the Company will receive a royalty on each sale.

     On June 5, 1997, the Company entered into an Information Provider Commission Agreement with AT & T WorldNet Service ("WorldNet") whereby customers of WorldNet are offered the opportunity to participate in Passport2Network interactive games. The Passport2Network pays WorldNet a percentage of advertising revenue.

     On October 14, 1997, the Company signed an Information Provider Commission Agreement with The New York Times Electronic Media Company ("Times on Line") whereby subscribers of the Times On Line Bridge and Chess columns have the opportunity to participate in Passport2Network interactive games under terms similar to the WorldNet agreement.

     On January 8, 1998, the Company signed an Information Provider Commission Agreement with Earthlink Networks, Inc. whereby subscribers have the opportunity to participate in Passport2Network interactive games under terms similar to the WorldNet agreement.

PRODUCTS AND SERVICES

CD-ROM TITLES

     Emergency Room, an interactive game which the Company co-developed with IBM, is the first RealPlay(TM) title designed to give teenagers and adults a realistic experience of a particular career. In this game, the player begins as a medical student who can work his or her way up the ranks to become the attending physician by successfully completing 400 different medical cases. The player examines, diagnoses and treats patients whose problems range from simple broken bones to gunshot wounds. From October, 1995, to Summer, 1997, IBM distributed over 160,000 units of this DOS-based title through the consumer retail channel. In addition, from September 1997 through December , 1997, Alpha Soft has distributed over 45,000 units of Emergency Room Intern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company and IBM entered into a Development and Licensing Agreement, (the "DA License Agreement") on November 16, 1995. The D.A. Pursuit of Justice title is the Company's second RealPlay(TM) title. In the fourth quarter of 1996 the Company and IBM mutually agreed to terminate the DA License Agreement with respect to the D.A. Pursuit of Justice title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company was obligated to pay IBM an aggregate sum of $400,000, which sum represents the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The final termination agreement, effective January 3, 1997, provides for payment to IBM based upon a fixed percentage of royalty payments received, or net revenue generated if the Company distributes the software directly, with payment in full required by December 15, 1997. In the event that the Company breaches its obligation to pay IBM the aggregate sum of $400,000 by December 15, 1997, as royalties and final payment, the total amount due IBM will be increased by interest at the annual rate of 10% and continuing on the unpaid balance until paid in full. The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement which effectively increased the capitalized software development costs related to the D.A. Pursuit of Justice title. On December 15, 1997 the Company was unable to make the payment to IBM. The Company and IBM have reached an agreement in principal whereby the Company will pay $25,000 to IBM and IBM will receive a royalty on revenues generated from the ER Intern. ER Deluxe and DA Pursuit of Justice titles up to a total of an additional $175,000 plus interest at 10 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Developed as a six-part series, D.A. Pursuit of Justice builds on the public's fascination for high profile criminal cases and explores what it is like to be a district attorney. Similar to Emergency Room, the game is developed around an underlying database of accurate information relating to a specific career. While it is not necessary to be a lawyer or doctor in order to be successful at these games, thinking like one while playing certainly helps. The game includes cutting edge technology and production values, such as full-motion video and 16 bit color.

PRODUCT RELEASES

     During 1997 the Company released the following products:

     D.A. Pursuit of Justice, The Sunset Boulevard Deuce, The Gatsby Diamond Jewelry Theft and The Rat Tattoo Murder were released in Summer , 1997. Individual episodes were distributed by the Company through direct mail and the Internet. The three episodes combined in a series were distributed by Alpha Soft in retail stores beginning in September, 1997.

     The Best of Emergency Room, an abbreviated version of the original DOS title consisting of 50 of the original 400 cases contained in Emergency Room, was released and distributed by the Company in Summer, 1997.

     Emergency Room Intern, the Windows 95 enhanced version of Emergency Room containing 50 new cases, was released and distributed by Alpha Soft in Fall, 1997.

     In 1998 the Company, financed through a series of joint ventures with BTI, plans to release three more episodes of D.A. Pursuit of Justice, The Orange Grove Teenage Arson, The Beverly Hills Burglary and The Murder at the Bordeaux Motel, and Emergency Room Deluxe, a Win95 version of the original Emergency Room featuring new 3-D hospital graphics and containing one hundred cases from Emergency Room. It has not yet been determined how the new products will be distributed.

THE PASSPORT2 NETWORK

     Passport2 is a distributed software technology that allows client/server-based games to be played across the Internet with usage and billing information tracked at a central location. Passport2's categories of games and activities include: Passport2Compete; Passport2Learn; and Passport2Participate. The Company launched its family multiplayer network in November, 1996 and currently has the following five games actively on the network: bridge, chess, backgammon, Intelligentsia (trivia) and Spell- O- rama. In 1997 and 1998 the Company negotiated information provider agreements with AT & T WorldNet Service., The New York Times Electronic Media Company and Earthlink Networks, Inc. whereby customers of each company are offered the opportunity to participate in Passport2Network interactive games. The Passport2Network pays each company a percentage of advertising revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Rapidly Changing Technologies and Markets".

INTERACTIVE SERVICES DIVISION

     In December, 1997 the Company launched an Interactive Services Division for the purpose of marrying its interactive design expertise and high production values with corporate sales and marketing goals. The primary mission is to bring the fullest range of interactive solutions to business clients in the communications, advertising, educational and entertainment industries.

     On January 15, 1998, the Company signed a Certificate of Authorship and Services Agreement with Addison Wesley Longman, Inc. ("AWL") to develop and provide an interactive sales demonstration for the AWL Waterford Early Reading Program, Levels 1 and 2.

     On March 10, 1998, the Company signed a Certificate of Authorship and Services Agreement with Polar Vision, Inc. to develop CD-ROM Website and printed materials for Polar Vision's product lines.

RESEARCH AND DEVELOPMENT

     The Company's research and development program consists primarily of activity relating to the early development stages of game titles and the development of new product concepts. The Company has developed a unique, flexible and effective product development approach which integrates the expertise of various disciplines as well as market research in all stages of development. There are four phases in the Company's development process which consist of the concept phase, prototype phase, production phase and the quality assurance phase. The Company's research and development expenses for a particular period will consist of all costs incurred on projects, both CD-ROM and Internet, for which technological feasibility has not yet been attained. In accordance with Statement of Financial Accounting Standards No. 86, the Company determines technological feasibility based upon the completion of a detailed program design, after which time development expenses for a particular project will be capitalized. Product development expenses are presented in the Company's financial statements net of co-funded development expenses and primarily include personnel expenses associated with both creative developers and programmers, and costs associated with external video production for use in the Company's software titles. For the years ended December 3l, 1997, 1996, and 1995 net product development expenses were $619,507, $1,664,478, and $72,951, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

COMPANY STRATEGY

     Legacy's objective is to establish itself as a leading developer of edutainment, infotainment, and simulation software products. To achieve this objective, the Company has identified the following factors as critical to its success: interactive design and development capability, product branding, distribution partnerships, financial model and Internet strategy.

     Interactive Design and Development Capability. Legacy continues to maintain its software development capability through its management of production joint ventures with BTI, as well as through projects in its Interactive Services division. Legacy employees remain responsible for interactive and conceptual design of its various CD-ROM products; however, most of the graphic production and programming is done currently by outside contractors, under the supervision of Legacy management.

     During 1998, the Company expects to complete the remaining three episodes of D.A. Pursuit of Justice, complete Emergency Room Deluxe, and begin development of ER Code Blue, although there can be no assurance that the products will be completed as planned. The Company is also prepared to create DVD versions of its products as the market for that medium evolves. The Company believes that the Emergency Room and D.A. Pursuit of Justice series have the potential to become "evergreen" products which, if successfully marketed, may be developed into new versions and cases in the future.

     Product Branding. Legacy is attempting to build awareness of its company name ("Legacy"), its product names ("Emergency Room" and "D.A. Pursuit of Justice"), and its product series name ("RealPlay"). Until recently, however, Legacy has been unable to successfully exploit many branding opportunities. As a developer, Legacy's trademarks were less visible on the retail box as compared to the publisher's trademarks. Through participation in distribution and affiliate label relationships as negotiated by the BTI Production Joint Ventures, the Company believes that its brands will become more recognizable to consumers in the future.

     Distribution Partnerships. Currently Legacy distributes its retail products through other companies, specifically Alpha Soft. While this approach provides the Company's products with access to the retail channel, it has disadvantages. First, as mentioned previously, it is more difficult for the Company to build its own product and company branding in such a relationship. Second, Legacy is not able to fund sufficient consumer marketing to "pull" products off the shelves of retailers.

     In 1998 the Company anticipates entering a series of production joint ventures ("PJV") with BTI. A PJV is similar to a cinema production joint venture; it has investors and a lead team of managers (directors, producers, and accounting personnel) working with a contracted development team (Legacy) on a project funded by outside investors. Legacy anticipates that each of its new 1998 products will be part of a unique PJV, with a team dedicated to the development and success of the particular project. There are a number of advantages to this approach to software development and distribution, including the fact that Legacy can share the risks/costs of product development with its PJV partners. In addition, the cost of the product development and marketing is off-balance sheet, enabling the Company to preserve its liquidity for other activities. Other participants in the PJVs will include companies with access to different distribution channels. The current assumption is that the products will be distributed in the retail channel through an affiliated label relationship, with the PJV assuming responsibility for packaging, manufacturing and marketing costs. In addition, the PJV for each product will also exploit sales in alternative markets, such as K-12 schools, colleges and professional segments. Unique versions of Emergency Room and D.A. Pursuit of Justice, including alternative packaging and pricing will be made available for continuing education for adults in both legal and medical fields.

     Financial Model. Legacy has participated in a number of different types of financial models for the development and distribution of its RealPlay software. With IBM, Legacy co-funded the development of Emergency Room, and IBM manufactured, published, and distributed the title in the retail channel. With Alpha Soft, Legacy has funded the development of Emergency Room Intern and D.A. Pursuit of Justice, and Alpha Soft manufactures, publishes and distributes the titles in the retail channel.

     Internet Strategy. The acquisition of OTTOG in August, 1996 provided the Company with the opportunity to develop an internet gaming network with the goal of providing superior family entertainment and educational content on-line. The Company introduced the Passport2Network in November, 1996. The Network currently contains five games: bridge, chess, backgammon, Intelligentsia, and Spell-o-rama. In 1997 and 1998, the Company negotiated information provider agreements with AT&T WorldNet Service, The New York Times Electronic Media Company and EarthLink Networks, Inc., whereby customers of each company are offered the opportunity to participate in Passport2 games. In exchange, the Passport2Network pays each Company a percentage of advertising revenue.

SEASONALITY; SHELF LIFE, QUARTERLY FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

     The Software Marketplace - Estimates indicate that the entire interactive software market, all areas, will be approximately $8 billion in 1998; of that, the consumer software market (i.e., retail sales of non-utility, interactive units) is approximately $5.5 billion. The edutainment marketplace is expected to round-out at approximately $1.8 billion in 1998 and it is growing at an annually compounding rate of 17%. This slice of the market is expected to represent about 27% of the total marketplace.

     The Company believes that the growth of multimedia computers containing CD-ROM drives, the introduction of DVD technology and the increasing interest in on-line services through the World Wide Web on the Internet will result in increased demand for consumer and school software utilizing the graphic sound and data capabilities of such hardware technology. See "Risk Factors--Competition".

     Fourth quarter holiday sales represent a significant amount of sales that can be expected in the retail channel from an edutainment software product. Typically, sales are highest during the fourth quarter, decline in the first quarter and are lowest in the second and third quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the calendar year-end holiday selling season. Other fluctuations in retail sales are related to the school market, which generally purchases most products at the beginning of the school year in September or in late spring, when software budgets must be expended. The Company believes that potential OEM or hardware and software bundling opportunities exist year-around. The average entertainment title has a product life span of approximately 18 months. The average educational title has a product life span of approximately three years. The Company believes that the shelf life of the RealPlay(TM) titles will be longer than the typical entertainment title because of the sophisticated and educational content of such products. See "Risk Factors--Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors" and "--Seasonality".

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

     Legacy's tools, techniques and processes support the full range of interactivity and high resolution graphics that today's CD-ROM customer expects. For example, the D.A. Pursuit of Justice title contains advanced technology including full-screen, full motion video with 16 bit color. The Company believes that the video and graphics quality of the game are comparable to or better than the current best selling CD-ROM titles.

     The technology in which the Company has proprietary rights is embodied in its software. This includes (i) the Emergency Room title software, (ii) the improved software which the Company is using in its current products and its off-line tools for translating data and (iii) the software being utilized for the development of the Company's Internet game server network. A competitor could independently develop software which produces the same results as the Company's software without copying the Company's software and without violating the Company's proprietary rights.

EMPLOYEES

     As of March 27, 1998 the Company had four full-time employees. Operating under joint venture relationships with BTI, the Company will contract to manage employees for each joint venture but will not directly hire individuals on the Company's staff. Competition for highly specialized employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the joint ventures. The Company's employees are not covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES

     In February 1998, the Company terminated its lease for the facility at 5340 Alla Road, Los Angeles, CA and negotiated a month-to-month lease for a smaller portion of space at a reduced rental rate in the same building, and in March 1998 the Company terminated its lease for office property located in Oakhurst, CA. The Company believes that the new space is adequate and suitable for its needs.


ITEM 3.  LEGAL PROCEEDINGS

     On August 18, 1997, the U.S. Securities and Exchange Commission ("SEC") issued a subpoenas deces tecum to the Custodian of Records of the Company and other parties. The subpoenas were issued in connection with the SEC's formal investigation entitled In the Matter of Reynolds Kendrick Stratton, Inc., File No. LA-752 (the "Investigation"). The Investigation appears to center around activities of JB Oxford Holdings, Inc., a broker-dealer, which is the successor to Reynolds Kendrick Stratton, Inc., and was the underwriter of the Company's initial public offering. The SEC has indicated that it expects to take the testimony of the Company and other parties at some point in the future. The Company has no reason to conclude that it is a target of the Investigation.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, as well as the ages as of March 27, 1998, are listed below, followed by brief accounts of their business experience and certain other information.

     Name                    Age                 Position
     ----                    ---                 --------
Ariella J. Lehrer, Ph.D.      45      Chairwoman of the Board,
                                      President, Chief Executive Officer
                                      and Director
William E. Sliney             59      Vice President of Finance, Chief
                                      Financial Officer, Secretary,
                                      Treasurer and Director


     Ariella J. Lehrer, Ph.D., has served as the Company's Chairwoman of the Board of Directors, President and Chief Executive Officer since August, 1989. Dr. Lehrer received a Master of Arts in Child Development from Pacific Oaks College in 1976, a Ph.D. in Cognitive Psychology from Claremont Graduate School in 1983 and completed a post-doctorate at the University of California, Los Angeles in 1984. Prior to joining the Company, Dr. Lehrer headed Lehrer Associates, a consulting company whose clients included The Learning Company, Walt Disney Software, Commodore International, Ltd., International Business Machines, Inc. and SoftKat, Inc. From 1986 to 1989, Dr. Lehrer served on the California Educational Technology Commission. Dr. Lehrer is a member of the Board of Fellows of the Claremont Graduate School's Center for Organizational and Social Psychology and of the Board of Governors of Otis College of Art and Design.

     William E. Sliney has served as the Company's Chief Financial Officer since October, 1995. In November, 1995, Mr. Sliney also became the Company's Vice President of Finance, Treasurer and a director and in January 1998 Mr. Sliney became Secretary. From September, 1994 until October, 1995, Mr. Sliney was an independent consultant. Prior to that, Mr. Sliney was Chief Executive Officer of Gump's from May, 1993 to August, 1994, and Vice President and Chief Financial Officer of Highland Superstores, Inc. from January to May, 1993. From 1987 to 1992, Mr. Sliney was President, Chief Financial and Administrative Officer and a director of Phoenix Service Corporation. Mr. Sliney graduated from Northeastern University in 1961 with a Bachelor of Science in Business Administration and from the University of California, Los Angeles, in 1963 with a Master of Business Administration


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

     Legacy's common stock, $.0001 par value per share ("Common Stock"), is traded on the NASDAQ SmallCap Market under the symbol LGCY. After the Company began public trading on May 14, 1996, and until December 31, 1997, the Common Stock was traded in the over-the-counter market and was quoted on the NASDAQ SmallCap Market under the symbol LGCY. Prior to May 14, 1996, there was no public trading market for the Common Stock. The following table sets forth for each period indicated the high and low bids for the Common Stock as reported by the NASDAQ SmallCap Market. Price CALENDAR YEAR 1997 High Low


                                                       Price
                                                       -----
CALENDAR YEAR 1997                          High                  Low
                                            ----                  ---
   First Quarter.....................       $4 1/2               $1 7/8
   Second Quarter....................        4                    1 3/4
   Third Quarter.....................        3 1/2                1
   Fourth Quarter....................        2 9/16                 1/4


CALENDAR YEAR 1996                          High                  Low
                                            ----                  ---
   First Quarter.....................        N/A                  N/A
   Second Quarter....................       $10 1/2              $7
   Third Quarter.....................        9 5/8                5 1/2
   Fourth Quarter....................        7 3/8                2

HOLDERS

     As of March 27, 1998, there were 2,655,003 shares of the Common Stock outstanding, representing approximately 800 beneficial holders.

TRANSFER AGENT AND REGISTRAR

     Chase Mellon Shareholder Services, 400 S. Hope Street, 4th Floor, Los Angeles, California 90071-2806, is the Transfer Agent and Registrar for the Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION

     The statement of operations data set forth below with respect to the years ended December 31, 1997, 1996, 1995, 1994, and 1993, and the balance sheet data at December 31, 1995 and 1994, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this document or in the Company's Registration Statement on Form S-1. The balance sheet set forth below with respect to the balance sheet data at December 31, 1993, is derived from unaudited financial information prepared on the same basis as the audited financial statements. In the opinion of management all unaudited financial information includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information presented. The information presented below should be read in conjunction with and is qualified by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, the related notes thereto and other financial information included herein.


                                                      Year Ended December 31,
                                   ----------------------------------------------------------------------
                                    1997            1996            1995           1994            1993
                                   ------          ------          ------         ------          ------
Statement of Operations Data:
Revenue:
   Royalties                    $   411,465    $   768,716    $     9,179    $    16,809    $    34,819
   Software sales                    85,723         13,501         36,399         69,856        421,715
   Consulting                          --           12,125          6,000        100,000           --
                                -----------------------------------------------------------------------
      Total                     $   497,188    $   794,342    $    51,578    $   186,665    $   456,534

Costs end expenses:
   Cost of royalties                211,308         76,507         13,939           --
   Cost of software sales            98,881          9,745         31,528         46,783        177,661
   Product development (1)          619,516      1,664,478         72,951        196,595         81,959
   General and administrative     1,351,127      1,585,084        336,457        133,644        124,634
   Selling                          267,376         91,995         21,216          9,829         31,467
                                -----------------------------------------------------------------------
      Total                       2,548,208      3,427,809        476,091        386,851        415,721

Income (Loss) from operations    (2,051,020)    (2,633,467)      (424,513)      (200,186)        40,813
Interest expense                    123,571        459,315        267,005         51,707         41,775
Interest income                     (19,492)      (108,240)
                                -----------------------------------------------------------------------
Net loss                        $(2,155,099)   $(2,984,542)   $  (691,518)   $  (251,893)   $      (962)
                                =======================================================================
Net loss per common share       $     (0.84)   $     (1.59)   $     (0.87)   $     (0.32)   $      --
Dividends per share                       0              0              0              0              0
Weighted average common stock
  outstanding                     2,574,633      1,871,904        798,200        798,200        798,200


                                                      Year Ended December 31,
                                -----------------------------------------------------------------------
                                      1997          1996            1995           1994            1993
                                     ------        ------          ------         ------          ------
Balance Sheet Data:
Cash and cash equivalents        $    14,464    $ 1,804,779   $   365,190    $    20,750    $     3,389
Working capital (deficiency)        (672,039)     1,155,017      (162,097)      (186,013)        16,631
Total assets                       1,614,932      3,680,507       710,890         96,492        191,601
Long-term debt (including
  current portions)                  465,501        461,802     1,338,084        626,431        485,673
Stockholders' equity (deficit)       552,388      2,505,481      (834,590)      (674,895)      (423,002)

----------

(1) Product development expenses for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are net of co-funding development expenses of $0, $173,000, $261,140, $338,058 and $141,162 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects" "estimates" "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the registrant's ability to ( i) restructure its outstanding indebtedness by reaching agreement with creditors to convert a sufficient amount of such indebtedness into Common Stock or Preferred Stock of the registrant so that the remainder of such indebtedness can be paid as it comes due, and (ii) to effect a business combination or strategic alliance with another company, in order to continue operating as a going concern; the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the continued emergence of the Internet, resulting in new competition and changing consumer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in personal computer platforms and the Internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software gaming and Internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; and the Company's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-K.

GENERAL

     The Company was organized in California in 1989, as a successor to a partnership formed in 1986 and was reincorporated in Delaware in March, 1996. The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.0001 per share ("Common Stock"), in May of 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Emergency Room title, the Company's first RealPlay(TM) (formerly Career Sim(TM)) series title, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be an emergency room doctor. The second title in the Company's RealPlay(TM) series, D.A. Pursuit of Justice, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be a district attorney. The first three episodes were released in 1997. In addition the Company released The Best of Emergency Room consisting of 50 of the original Emergency Room cases in DOS and Emergency Room Intern consisting of 50 new cases in a DOS/Win95 enhanced CD-ROM. The Company also operates Passport2, its Internet gaming technology, with five interactive games currently operational, whereby users are able to complete with one another via the Internet. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Competition"

     In 1996 and for six months of 1997 IBM marketed the Emergency Room title which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on this product on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48").

     The Company and IBM entered into a Development and Licensing Agreement (the "DA License Agreement") on November 16, 1995. The D.A. Pursuit of Justice title is the Company's second RealPlay(TM) title. In the fourth quarter of 1996 the Company and IBM mutually agreed to terminate the DA License Agreement with respect to the D.A. Pursuit of Justice title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company was obligated to pay IBM an aggregate sum of $400,000, which sum represents the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The final termination agreement, effective January 3, 1997, provides for payment to IBM based upon a fixed percentage of royalty payments received, or net revenue generated if the Company distributes the software directly, with payment in full required by December 15, 1997. In the event that the Company breaches its obligation to pay IBM the aggregate sum of $400,000 by December 15, 1997, as royalties and final payment, the total amount due IBM will be increased by interest at an annual rate of 10% and continuing on the unpaid balance until paid in full. The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement which effectively increased the capitalized software development costs related to the D.A. Pursuit of Justice title. On December 15, 1997 the Company was unable to make the payment to IBM. The Company and IBM have reached an agreement in principal whereby the Company will pay $25,000 to IBM and IBM will receive a royalty on revenues generated from the ER Intern, ER Deluxe and DA Pursuit of Justice titles up to total of an additional $175,000 plus interest at 10 percent .

ACQUISITIONS

     In August of 1996, the Company acquired substantially all of the assets, properties and rights of On The Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which assets consisted primarily of purchased research and development. The consideration for the purchased assets consisted of Common Stock of the Company and the assumption by the Company of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the Common Stock had a market value of $7.00 per share (based on the August 30, 1996 closing market price of the Common Stock on the NASDAQ SmallCap Market), and the total fair market value of the transaction, $233,338, was recorded as an expense of product development. The Company has developed and operated a separate Internet-oriented business unit, Passport2, based upon the purchased research and development. Currently the Company operates five fully functional Internet interactive games. During the first quarter of 1997 the Company began to reduce expenditures related to Passport2 in a general company-wide plan to reduce payroll and overhead expenses. Due to the relatively young and extremely competitive nature of the Internet gaming industry, there can be no assurance that the Company will be able to generate future positive net operating cash flow from the operation of its Internet division.

     In February of 1997, the Company signed a letter of intent to acquire certain assets and liabilities of Educorp Multimedia, Inc. ("Educorp"), a California-based multimedia software publisher, and its wholly-owned subsidiaries Educorp Direct, Inc. and High Text Interactive, Inc. The total proposed consideration of $1,800,000 was to be payable in shares of Common Stock. The actual number of shares was to be based on the average closing price of the stock for the 30 days following the closing of the transaction, subject to a minimum of 425,000 shares. The negotiation for the acquisition of Educorp was terminated on June 30, 1997.

     On June 27, 1997, the Company signed a non-binding letter of intent to acquire all of the outstanding stock of Canyon Interactive, LLC ("Canyon"), a California limited liability company. The total proposed consideration was to be $750,000 in cash and $1,000,000 payable in shares of the Company's Common Stock. The actual number of shares was to be determined based on the price of the Company's Common Stock from June 27, 1997 until consummation of the transaction. On September 29, 1997 the Company and Canyon mutually agreed to terminate negotiations.

     In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc. , a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program will make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy will pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures, including new titles in the Company's RealPlay(TM) series - Emergency Room and D.A. Pursuit of Justice. To date BTI has advanced the Company $30,000 toward two of the proposed joint ventures. Utilizing the joint venture vehicle the Company and BTI intend to obtain funding from third parties to produce, market and distribute the Company's titles in the retail, OEM, educational and professional markets worldwide. The Company and BTI will share in any revenue received from each joint venture after the initial funding to the third party investors has been repaid. Additionally, BTI will purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger is consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the merger, the shareholders of BTI would hold approximately 42% of the outstanding shares of the Company. However, there can be no assurance that the transactions contemplated by the Letter of Intent ultimately will be effected on terms acceptable to the Company, or at all. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses; Management's Discussion and Analysis of Financial Condition and Results of Operations"

     Although the Company believes that the acquisition of the assets of OTTOG and the proposed transactions with BTI are in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisition of the assets of OTTOG initially expanded the Company's size, operations, financial resources and personnel. The Company's ability to integrate and organize new businesses and successfully manage growth require significant expansion in its operational, financial and management systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996.

     For the twelve months ended December 31, 1997 revenue decreased by $297,154 from $794,342 for the twelve months ended December 31, 1996 to $497,188 for the twelve months ended December 31, 1996. This decrease was primarily due to a decrease in royalty revenue related to sales of the Emergency Room title by IBM in the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, partially offset by increases in royalty revenue of $343,447 related to sales of the D.A. Pursuit of Justice and Emergency Room Intern titles by Alpha Soft during the six months ended December 31, 1997. As disclosed in the Company's Annual Report on Form 10K for 1996, in accordance with SFAS 48 the Company was able to reasonably estimate the returns and recognize royalty revenue during the fourth quarter of 1996. Software sales increased from $13,501 for the twelve months ended December 31, 1996 to $85,723 for the twelve months ended December 31, 1997 primarily from sales of the Best of Emergency Room title which began shipping in June, 1997 and individual cases of the D.A. Pursuit of Justice title which began shipping in July, 1997 both directly marketed by the Company.

     For the twelve month period ended December 31, 1997 cost of royalties was $211,308 compared to $76,507 for the twelve months ended December 31, 1996. The increase is the result of amortization of the capitalized product development costs of $134,279 during the year ended December 31, 1997 from sales of the D.A. Pursuit of Justice and Emergency Room Intern titles by Alpha Soft. The cost of software sales increased from $9,745 in the twelve-month period ended December 31, 1996 to $98,881 in the twelve-month period ended December 31, 1997 as a result of sales of the Best of Emergency Room title and individual cases of the D.A. Pursuit of Justice in the twelve months ended December 31, 1997 compared to sales of older Company software products in 1996, as the Best of Emergency Room and the D.A. Pursuit of Justice titles were not available in 1996.

     Product development expenses, which are net of co-development expenses, for the twelve months ended December 31, 1997 decreased by $1,044,962, or 63%, to $619,516 compared to $1,664,478 for the twelve months ended December 31, 1996. The decrease was primarily due to completion of the D.A. Pursuit of Justice, Emergency Room Intern and the Best of Emergency Room titles in July 1997 and the Company cessation of development of future products at that time.

 General and administrative expense decreased from $1,585,084 for the twelve months ended December 31, 1996 to $1,351,127, a decrease of $233,957, or 15%, for the twelve months ended December 31, 1997. This decrease is due to the Company in June 1997 implementing cost reduction programs by ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four personnel and implementing other operating cost reductions.

     Selling expenses for the twelve months ended December 31, 1997 increased by $175,381 to $267,376 from $91,995 for the twelve months ended December 31, 1996. The increase is primarily related to the increases in company public relations efforts and promotional expenses related to the Passport2Network and promotion of The Best of Emergency Room, D.A. Pursuit of Justice and Emergency Room Intern titles which were incurred during the first six months of 1997 compared to the prior year when primarily all selling costs were incurred by IBM.

     Interest expense decreased from $459,315 for the twelve months ended December 31, 1996 to $123,571 for the twelve months ended December 31, 1997, resulting primarily from that certain convertible note in the original principal amount of $1,000,000 payable to EBC Trust Corporation that was retired in May of 1996. Interest income decreased to $19,942 for the twelve months ended December 31, 1997 compared to $108,240 for the twelve months ended December 31, 1996, due to use of the proceeds of the initial public offering in Company operations during 1997.

     As of December 31, 1997, the Company has federal and state net operating loss carryforwards of approximately $5,533,000 and $2,696,000, respectively, available to offset taxable income through the year 2012. The Company's net deferred tax assets of approximately $2,253,000 and $1,290,500 as of December 31, 1997 and 1996, respectively, consist primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2012 to utilize all of the Company's deferred tax assets.

FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1995

     For the twelve months ended December 31, 1996, total revenues increased by 1,440%, from $51,578 to $794,342. This $742,764 increase is due primarily to an increase in royalty revenue related to the Emergency Room title, and is augmented by a $6,125 increase in consulting revenue. Due to the Company's inability to reasonably estimate returns on its early sales of the Emergency Room title, the Company did not recognize any royalty revenue on this product on the accrual basis of accounting until the fourth quarter of 1996 when the amount of future returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). During the fourth quarter of 1996 the Company recognized $747,995 of royalty revenue, net of estimated returns, from the Emergency Room title that related to IBM's sales. Of the royalty revenue recognized, $312,787, $93,670, $267,592 and $73,946 relate to sales from the fourth quarter of 1995, and the first, second and third quarters of 1996, respectively. No royalty revenue related to the Emergency Room title was recognized in the Statement of Operations for the year ended December

31, 1995. Royalty revenue of $20,721 and $9,179 recognized during the twelve months ended December 31, 1996 and 1995, respectively, related to other titles. The increases in royalty revenue and consulting revenue are partially offset by a decrease in software sales of $22,898, as unit sales of the Company's self-developed software titles, Mutanoid Math Challenge and Mutanoid Word Challenge, continued to decrease due to the introduction of competing software titles designed to better take advantage of the new personal computer hardware available in the marketplace.

     Total cost of revenues for 1996 increased by $40,785 or 90%, as compared to 1995. This increase is due mostly to an increase in cost of royalties from $13,939 to $76,507, and is offset slightly by a decrease in cost of software sales of $21,783. The increase in cost of royalties is due to the amortization of capitalized software development costs associated with the development of the Emergency Room title. During 1995 the Company capitalized $90,446 of software development costs related to the Emergency Room title, of which $13,939 and $76,507 was amortized into operations for the years ended December 31, 1995 and 1996, respectively. During 1996 the Company capitalized $1,260,478 of software development costs associated with the District Attorney title, none of which was amortized into operations during the year ended December 31, 1996 as the title was not ready for general release. Cost of software sales which consist of product packaging and documentation costs, decreased by $21,783 or 69% during the twelve months ended December 31, 1996 due to a decline in sales of the Company's self-developed software titles during the twelve months ended December 31, 1996, as compared to 1995. The cost of consulting revenue was negligible for 1995 and 1996 and therefore has not been separately disclosed.

     Product development expenses, which are net of co-funded development expenses and primarily include personnel expenses and costs associated with external video production for use in the Company's software titles, increased by $1,591,527 from 1995 to 1996. This increase is due to the Company capitalizing all product development expenses incurred during the twelve months ended December 31, 1995 as technological feasibility had been attained for the Emergency Room title in January of 1995. Technological feasibility was attained for the District Attorney title during May, 1996, prior to which all product development expenses were properly expensed. Also during the twelve months ended December 31, 1996, the $233,338 fair market value of acquiring the assets of OTTOG, which consisted primarily of purchased research and development, was included in product development expenses. In addition, the Company began development of several new titles during the twelve months ending December 31, 1996, including ER Code Blue, Emergency Room Intern, Animal Hospital and Junior Astronaut, and also began development of its Internet gaming technology, which had not yet attained technological feasibility. Due mostly to the termination of various co-development arrangements, the Company indefinitely halted the development of the ER Code Blue and Junior Astronaut titles at the end of 1996 and development of the Animal Doctor title was halted indefinitely during early 1997.

     General and administrative expenses, which consist primarily of personnel expenses, professional expenses and other overhead costs, increased by 371%, from $336,457 to $1,585,084. This $1,248,627 increase is almost entirely due to the increase in the Company's overhead structure resulting from an increase in the number of employees, including the hiring of a Chief Financial Officer, a Vice President of Business Development, a Controller and an Internet Marketing Director. The increase is also related to an increase in expenses incurred as a result of the relocation of the Company's headquarters, including an increase in rent expense. The general growth of the

Company's overhead structure is a direct result of the increase in the number of titles under development from 1995 to 1996. The increase is also related to personnel and organizational changes, and increases in professional fees that are a direct result of the initial public offering, and will continue to be required of a publicly traded company. During 1995 and 1996, the Company entered into employment agreements with key members of management. If these agreements had been in place throughout 1995, total general and administrative expenses would have been $88,250 higher for the year ended December 31, 1995.

     Selling expenses, which primarily include freight and miscellaneous advertising, increased by $70,779 or 334% from 1995 to 1996. The increase in selling expenses is primarily due to general product and company image public relations efforts, promotional expenses related to the Passport2 Internet gaming technology, and miscellaneous expenditures associated with the D.A. Pursuit of Justice title. The increase is directly related to the increase in the number of titles under development from 1995 to 1996.

     Interest expense increased from $267,005 to $459,315. This $192,310 increase relates primarily to the interest expense and the amortization of the original issue discount and loan costs incurred relating to that certain convertible note in the original principal amount of $1,000,000 payable to EBC Trust Corporation (the "Convertible Note") obtained by the Company on November 21, 1995 and retired during May, 1996. The Company also had interest income of $108,240 during the period primarily as a result of interest earned on the net proceeds of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1,747,858 in cash outflows from operating activities for the twelve months ended December 31, 1997 compared to cash outflows of $1,913,500 for the twelve months ended December 31, 1996. The increase in net outflows of $165,642 between 1997 and 1996 operating cash flow primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $607,136. This has been offset by an increase in deferred revenue of $2,622, an increase in accounts receivable of $159,967, an increase of accrued interest of $80,000 and a decrease in other receivables of $104,872. This has been offset by a decrease in accounts payable and accrued expenses of $163,563; an increase in inventory of $22,320 and a decrease in development expense co-funding recognized of $4,908. The total net outflows from operating activities decreased primarily due to actions whereby the Company has implemented cost reduction programs by ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.


     Investing activities in the twelve months ended December 31, 1997 consisted of a note receivable of $50,000, purchases of computer equipment and construction of leasehold improvements totaling $5,238 and the capitalization of product development costs related to the District Attorney and Emergency Room Intern titles totaling $204,372. These outflows were offset by proceeds from the disposition of property and equipment in the amount of $7,438. In the twelve months ended December 31, 1996 investing activities consisted of purchases of computer equipment and construction of leasehold improvements totaling $385,829 and additional product development costs for the District Attorney title of $1,260,478.

     The Company has cash inflows of $209,715 from financing activities for the twelve months ended December 31, 1997 compared to inflows of $4,994,646 for the twelve months ended December 31, 1996 . Financing activities for the twelve months ended December 31, 1997 included payments of notes payable of $71,301 and payments under a line of credit of $35,250 which was offset by proceeds of a note payable of $75,000, the exercise of warrants for common stock of $162,500 and the issuance of stock to employees of $23,526. Net cash received by the Company from the successful completion of an initial public offering during the year ended December 31, 1996 consisted of receipt of $5,355,589 representing net proceeds of the Company's initial public offering less $300,000 used to retire the note payable to EBC Trust Corporation and an increase of $8,184 on the Company's line of credit.

     In the six months ended December 31, 1997 the Company failed to make a principal payment on an unsecured note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original Note dated February 1, 1991, as amended, which provides for monthly payments of principal and interest commencing on July 1, 1997.

     On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Developing and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company was obligated to pay IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA Licensing Agreement. The Company was not able to make the payment on December 15, 1997 and in accordance with the terms of the Agreement, accrued interest at the rate of 10 percent from January 1, 1996 to December 31, 1997. The Company and IBM have reached an agreement in principal whereby the Company will pay $25,000 to IBM and IBM will receive a royalty on revenues generated from the ER Intern, ER Deluxe and DA Pursuit of Justice titles up to a total of an additional $175,000 plus interest at 10 percent.

     The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the ability to obtain additional financing, the timeliness, successful distribution of, and market acceptance of its current and future software titles, most importantly the D.A. Pursuit of Justice, The Best of Emergency Room and Emergency Room Intern titles, the costs of developing, producing and marketing such titles, and various other factors, some of which may be beyond the Company's control.

     Additionally, in conjunction with the termination of the co-development agreements with IBM and McGraw-Hill, the Company accelerated its plans to become a developer/distributor of titles on its own. To achieve this transition the Company established a sales and marketing organization in early spring 1997. The Company modified this distribution strategy in June 1997, and is using a distributor for the retail channel and self distributing in alternative channels.

     If this transition in distribution methods is not successful the Company could face short term liquidity requirements that could significantly deplete current cash resources. At June 30, 1997, the

Company implemented programs designed to improve its liquidity requirements by: ceasing all costs associated with development of new titles; significantly curtailing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel; implementing other operating cost reductions and seeking additional funding.

     Additionally, although the Company believes that, together with a successful effort to obtain additional financing to fulfill near-term cash requirements, its operating plan and efforts to reduce operating expenses, in conjunction with the acquisition of additional funding, will be adequate to meet its fiscal 1998 working capital needs, there can be no assurance that the Company will be able to obtain the necessary financing or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events.

     As of December 31, 1997, the Company had (i) never achieved operating profits, (ii) had negative working capital of $672,039, and cash on hand of $14,464, (iii) total short term indebtedness of $783,619, and long term indebtedness of $161,882, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern. On February 28, 1998, the Company was notified by The Nasdaq National Market, Inc. ("NASDAQ") that the Company is not in compliance with NASDAQ's net tangible assets/market capitalization/net income and minimum bid price requirements, and that absent compliance, the Company's Common Stock will be delisted from the NASDAQ SmallCap Exchange.

     The Company has pursued various funding alternatives, but has not been able to obtain either the debt or equity financing it requires. On March 25, 1998, the Company signed a non-binding letter of intent (the "Letter of Intent") with Black Tusk Medical, Inc. ("BTI"), a Nevada corporation engaged in the business of marketing and distribution software titles. Pursuant to the Letter of Intent, BTI advanced the Company $30,000 toward two proposed joint ventures for the development and publication of high production value educational software, and will purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger is consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the merger, the shareholders of BTI will hold approximately 42% of the total outstanding shares of the Company.

     The Company believes that it will be able to complete the Merger, and its prospects for obtaining additional financing will improve as a result thereof. However, the Company has not been able to identify other viable financing alternatives at the present time, and there can be no assurance that the transactions contemplated by the Letter of Intent ultimately will be effected on terms acceptable to the Company, or at all.

Year 2000

     The Company is currently reviewing its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems for the year 2000 modifications.

RISK FACTORS

     Need for Additional Capital; Uncertainty as a Going Concern At December 31, 1997, the Company had a negative working capital of $672,039 compared to working capital of $1,155,017 at December 31, 1996. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its D.A. Pursuit of Justice, The Best of Emergency Room and Emergency Room Intern titles and the Passport2Network internet game service), the cost of developing, producing and supporting such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than required, or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition and results of operations.

     Potential Delisting of the Company's Common Stock on NASDAQ. On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules initiated by NASD at that date, will result in the Company's stock being delisted from the NASDAQ Small Cap Exchange. Based on instructions provided by NASDAQ the Company has initiated steps to maintain compliance

1. The Company will hold its Annual Meeting of Stockholders no later than May 28, 1998. At that time stockholders will be asked to approve the merger of Black Tusk Medical, Inc. ("BTI") into the Company and, as a requirement of BTI, to approve a one for two (1:2) reverse split of the Legacy Common Stock.

     On March 25, 1998 the Company and BTI Medical, Inc. ("BTI"), a Nevada corporation signed a Letter of Intent to merge BTI into Legacy. The Letter of Intent is the result of a desire of Legacy and BTI to combine strengths of both companies to develop, market and distribute Legacy titles as well as titles of other companies. Through its Black Tusk Interactive division, BTI is a publisher and marketer of interactive software products in two main marketplaces: Edutainment (education + entertainment) and medical utility software. Employing a risk measured portfolio model, BTI will joint venture product development and publishing with well established corporate partners. BTI's team brings strong creative and corporate experience to its joint venture partnerships. To date BTI has advanced $30,000 to the Company to initiate two joint ventures to develop Legacy titles.

2.   The merger of BTI into Legacy. The steps to effect the merger are:

     a. an investment by BTI of $130,000 to purchase 260,000 shares of Legacy common stock within 5 days of the execution of the agreement to merge;
     b. the exchange of .5756 shares of Legacy common stock for the outstanding shares of BTI;
     c.   the completion of a definitive merger agreement by April 30, 1998; and
     d. the conversion of substantially all of the outstanding debt of Legacy to certain principals of the Company into Legacy Preferred Stock.

     3. In addition to the merger the Company is in the process of negotiating the following:

     a. the reduction of a $480,000 obligation to International Business Machines Corporation ("IBM") into a series of royalty payments from certain Legacy products formerly co-developed with IBM as well as products marketed by Legacy in 1998. The parties have agreed in principal to the following: (1) the payment of $25,000 by Legacy at the signing of a definitive agreement and; (2) the payment to IBM of royalties totalling $175,000 plus interest at 10 percent;
     b. the conversion of 75,954 of Warrants to purchase Legacy Common Stock held by EBC Trust Company ("EBC") at a conversion rate is $1.31 thereby generating $99,500 for the Company;
     c. the elimination of a $50,000 advance made by EBC in July, 1997 to the Company for a proposed acquisition which was terminated in September, 1997; and
     d.   an investment by EBC of up to $250,000 in the Company.

There can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

     Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve



                                      ***
significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, including the Passport2 Internet game and information service, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

     Dependence on Alpha Soft for Substantially All the Company's Revenues. For the year ended December 31, 1997, approximately 69% of the Company's total revenue was derived from Alpha Soft on royalty revenue generated by the D.A. Pursuit of Justice and Emergency Room Intern titles. The royalty revenue from the Emergency Room title, a DOS-based product, diminished significantly over the course of 1997, as it faced increased competition from Windows-based products, and the royalty revenue from the D.A. Pursuit of Justice and Emergency Room Intern titles increased as these products entered the market in larger numbers. The Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the D.A. Pursuit of Justice title. In light of the Company's dependence on Alpha Soft for the distribution and marketing of the D.A. Pursuit of Justice and Emergency Room Intern titles, if Alpha Soft were to terminate its distribution and marketing relationships with the Company, if the Company is unable to develop other CD-ROM titles or other services, if the Company cannot find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "General" and "Results of Operations"

     Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future based on a number of factors. Such factors include, but are not limited to, the size and rate of growth of the consumer edutainment and gaming software market, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the Internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from Alpha Soft or other distributors, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter and the timing of product introductions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, financial condition and results of operations in any quarter. The Company's expense levels are based, in part, on its expectations regarding future sales. As a result, operating results would be disproportionately adversely affected by a decrease in quarterly sales, the failure to meet the Company's sales expectations for any quarter or costs associated with sales of defective products, higher customer support costs and product returns.

     Development of New Titles. The Company currently has several titles in the conceptual, pre-production and production phases of development. The Company does not currently plan to begin full-scale development of additional titles until such time as funding for existing titles is in place. There can be no assurance, however, that the Company will be able to successfully distribute any existing or future titles through its own efforts or the efforts of distributors, which would impair the Company's ability to fund the development of future titles, and, as a result, have a material adverse effect on the Company's ability to generate future operating cash flow.

     Rapidly Changing Technologies and Markets. The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including new platforms, CD-ROMs and the Internet, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments, such as Windows 98 and the Internet, and anticipate or respond to technological advances, emerging industry standards and practices and changes in CD-ROMs, the Internet and other technologies, in a timely, cost-effective manner. There can be no assurance that any of such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for entertainment and edutainment, will continue to increase as rapidly as it has during the past few years, nor can there be any assurance that customers will be willing to pay for such service in the foreseeable future.

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

     Increased competition in the software development market, resulting from, among other things, the timing of competitive product releases and the similarity of such products to those of the Company, may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores, any of which could have a material adverse effect on the Company's results of operations, business or financial condition. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment sectors of the software market and, as a result of their greater resources, name recognition, customer base and licensed rights, are significant competitors in the software industry. Current and future competitors with greater resources than the Company may be able to, among other things, carry larger inventories, undertake more extensive marketing campaigns and distribution efforts, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than the Company. New hardware formats and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively, or at all, to market or technological changes, or to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, financial condition and results of operations.

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

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under the Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company adopted SFAS No. 129 on December 15, 1997. It had no effect on its financial position or results of operations.

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of disclosures.

     Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations and any effect will be limited to form and content of its disclosures.

     Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company does not expect adoption of this SOP to have a material effect on the financial statements.

EFFECTS OF INFLATION

     The Company believes that inflation has not had a material effect on its net sales and results of operations. Substantial increases in labor costs or video production costs on video produced for use within the Company's software programs or programs produced by joint ventures could adversely affect the operations of the Company for future periods.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is contained in portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997. .


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS.

          Report of Independent Certified Public Accountants

          Balance Sheets as of December 31, 1997 and 1996.

          Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

          Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1997,

          1996 and 1995.

          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Financial Statements.

     2.   FINANCIAL STATEMENT SCHEDULES.

          Schedule II - Valuation of Qualifying Accounts

     3. EXHIBITS. Reference is made to item 14 (c ) of this Annual report on Form 10-K.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual report on Form 10-K.

(c)  EXHIBITS.

     The Company's Financial Statements and the Report of Independent Certified Public Accountants are presented in the following pages.

          Report of Independent Certified Public Accountants.

          Balance Sheets as of December 31, 1997 and 1996.

          Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

          Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Schedule II - Valuation and Qualifying Accounts

          Notes to Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                     F-2


Financial Statements

         Balance Sheets                                                F-3

         Statements of Operations                                      F-4

         Statements of Stockholders' Equity                            F-5

         Statements of Cash Flows                                      F-6


Notes to Financial Statements                                   F-7 - F-27

Schedule II - Valuation and Qualifying Accounts                       F-28

               Report of Independent Certified Public Accountants


To the Stockholders of
Legacy Software, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Legacy Software, Inc. as of December 31, 1997 and 1996, and the statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Software, Inc., as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has never achieved operating profits, and in addition, has negative working capital, minimal cash, significant indebtedness and liquidity problems. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the marketing and expansion of its operations. Also, as discussed in Note 2, management plans to generate these funds through a possible merger and the issuance of the Company's stock. There is no assurance that this will generate sufficient funds to enable the Company to continue its operations for the next twelve months.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        BDO SEIDMAN, LLP


Los Angeles, California
March  12, 1998

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------
                       ASSETS (NOTE 1 AND 6)

CURRENT ASSETS
      Cash and cash equivalents                   $   14,464   $1,804,779
      Restricted cash (Note 4)                          --         55,240
      Accounts receivable, net of allowances
        for doubtful accounts of $12,500 and $0      148,606        2,767
      Inventory (Note 1)                              22,320
      Other receivables (Notes 5 and 12)              21,016      125,888
      Other current assets                            22,217
                                                  ----------   ----------

      Total current assets                           228,623    1,988,674
                                                  ----------   ----------

Product development costs, net (Note 1)            1,255,570    1,260,478
Property and equipment, net (Note 3)                 128,910      407,632
Other assets                                           1,829       23,723

                                                  ----------   ----------
Total assets                                      $1,614,932   $3,680,507
                                                  ==========   ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of credit (Note 4)                    $      --     $   35,250
      Accounts payable                                55,567      167,097
      Accrued expenses                                18,466       70,489
      Payable to former co-development
        partner (Note 5)                             480,000      400,000
      Deferred revenues                               43,010       40,388
      Notes payable and current portion
        of long-term debt (Note 6)                   303,619      120,433
                                                 -----------   ----------

      Total current liabilities                      900,662      833,657
                                                 -----------   ----------

LONG-TERM DEBT PRIMARILY FROM
  RELATED PARTIES,
          net of current portion
          (Notes 5, 6 and 12)                        161,882      341,369

COMMITMENTS (Note 7)                                    --

STOCKHOLDERS' EQUITY (Note 8)
      Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

      Common Stock, par value $.001 per share,
        10,000,000 shares authorized: 2,655,002
        and 2,523,115 shares issued and outstanding    2,654        2,522

      Additional paid in capital                   7,060,788    6,858,914
      Accumulated deficit                         (6,511,054)  (4,355,955)
                                                 -----------   ----------
        Total stockholders' equity                   552,388    2,505,481
                                                 -----------    ----------
                                                 $ 1,614,932    $3,680,507
                                                 ===========    ==========

                 See accompanying notes to financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENT OF OPERATIONS


                                                         YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                             1997                   1996                       1995
                                         -------------          -------------          -------------
REVENUE (Notes 1, 2, 11 and 15)
    Royalties                               $ 411,465              $ 768,716                $ 9,179
    Software sales                             85,723                 13,501                 36,399
    Consulting                                      -                 12,125                  6,000
                                         -------------          -------------          -------------

Total revenue                                 497,188                794,342                 51,578
                                         -------------          -------------          -------------

COSTS AND EXPENSES (Note 1)
    Cost of royalties                         211,308                 76,507                 13,939
    Cost of software sales                     98,881                  9,745                 31,528
    Product development                       619,516              1,664,478                 72,951
    General & administrative                1,351,127              1,585,084                336,457
    Selling                                   267,376                 91,995                 21,216
                                         -------------          -------------          -------------

Total costs and expenses                    2,548,208              3,427,809                476,091
                                         -------------          -------------          -------------

LOSS FROM OPERATIONS                       (2,051,020)             (2,633,467)              (424,513)

INTEREST EXPENSE                              (123,571)              (459,315)              (267,005)

INTEREST INCOME                                19,492                 108,240
                                         -------------          -------------          -------------

NET LOSS                                  ($2,155,099)           ($ 2,984,542)          ($   691,518)
                                         =============          =============          =============

NET LOSS PER COMMON SHARE (Notes 1 and 9)
      BASIC                                    ($0.84)                ($1.59)                 ($0.87)
      DILUTED                                  ($0.84)                ($1.59)                 ($0.87)

WEIGHTED AVERAGE COMMON STOCK SHARES
 OUTSTANDING (Notes 1 and 14)
       BASIC                                2,574,633              1,871,904                 798,200
       DILUTED                              2,574,633              1,871,904                 798,200

                 See accompanying notes to financial statements

                              LEGACY SOFTWARE INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  Additional
                                                                                    Paid-In     Accumulated
                                                            Common Shares           Capital       Deficit       Totals
                                                        ----------------------    ----------    -----------     -------
                                                        Shares         Amount
                                                        ------         ------
BALANCE, January 1, 1995                                720,000           720         4,280      (679,895)     (674,895)

Issue of warrants in conjunction with
  convertible note and the original
  issue discount associated with the
  note's conversion feature, net of
  associated costs (Note 6)                                --            --         499,823          --         499,823

Issuance of common shares in exchange
 for services (Note 8)                                   21,000            21        41,979          --          42,000

Net loss                                                   --            --            --        (691,518)     (691,518)
                                                      ---------         -----     ---------     ---------     ---------
BALANCE, December 31, 1995                              741,000           741       546,082    (1,371,413)     (824,590)

Issuance of common shares in exchange
 for services (Note 8)                                    7,200             7        14,393          --          14,400

Issuance of common shares in conversion
 of note payable (Note 8)                               534,351           534       699,466          --         700,000

Issuance of common shares in initial
 public offering (Note 8)                             1,150,000         1,150     6,898,850          --       6,900,000

Offering costs associated with initial public
 offering (Note 8)                                         --            --      (1,701,952)         --      (1,701,952)

Issuance of common shares in acquisition
 of research and development (Notes 8 and 13)            33,334            33       233,305          --         233,338

Issuance of common shares through employee stock
 purchase plan (Notes 8 and 9)                            7,230             7        28,913          --          28,920

Issuance of common shares in exchange
 for services (Note 8)                                   50,000            50        99,950          --         100,000

Compensation related to nonemployee stock
 options (Notes 8 and 9)                                   --            --          39,907          --          39,907

Net loss                                                   --            --            --      (2,984,542)   (2,984,542)
                                                      ---------         -----     ---------     ---------     ---------
BALANCE, December 31, 1996                            2,523,115         2,522     6,858,914    (4,355,955)    2,505,481


Issuance of common shares through employee stock
 purchase plan (Notes 8 and 9)                            7,842             8        23,518                      23,526

 Issuance of common shares for conversion of
   warrants                                             124,045           124       162,376                     162,500

 Compensation related to nonemployee stock options
 (Notes 8 and 9)                                                                     15,980                      15,980

Net loss                                                                                       (2,155,099)   (2,155,099)
                                                      =========         =====     =========    ==========    ==========
BALANCE, December 31, 1997                            2,655,002         2,654     7,060,788    (6,511,054)      552,388
                                                      =========         =====     =========    ==========    ==========



                 See accompanying notes to financial statements

                              LEGACY SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1997           1996            1995
                                                           -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                ($2,155,099)    ($2,984,542)    ($  691,518)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Provision for doubtful accounts                         62,500           6,877           7,600
        Amortization of product development costs              134,279          76,507          13,939
        Writedown of product development costs                  75,000              --              --
        Amortization of deferred loan fees and original
          issue discount                                            --         355,307         177,652
        Depreciation                                            99,614          57,399          21,159
        (Gain) loss on disposal of property and
           equipment                                           178,537             144
        Stock based compensation expense                        15,980          44,245
        Issuance of common stock in exchange for
          services                                                  --          14,400
        Issuance of common stock in acquisition of                             233,338
           research and development

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                   (159,967)         (6,691)          2,642
   Other receivables                                           104,872        (125,888)
   Inventories                                                 (22,320)
   Other assets                                                   (323)        (16,624)         (5,099)
   Accounts payable                                           (111,530)        157,145          81,560
   Accrued expenses                                            (19,896)         (5,419)        (23,469)
   Accrued vacation                                            (32,127)         43,101           7,492
   Payable to former co-development partner                                    400,000
   Development expense co-funding billings in
        excess of development expense co-funding
        recognized                                                             (54,637)         28,857
   Deferred revenues                                             2,622          40,388
   Accrued interest                                             80,000        (148,550)         43,570
                                                           -----------     -----------     -----------
        Net cash used in operating activities               (1,747,858)     (1,913,500)       (335,615)
                                                           -----------     -----------     -----------
 Cash flows from investing activities:
   Note receivable                                             (50,000)
   Purchase of property and equipment                           (5,238)       (388,829)        (44,707)
   Proceeds from the disposition of property and
       equipment                                                 7,438           7,750
   Additions to product development costs                     (204,372)     (1,260,478)        (90,446)
                                                           -----------     -----------     -----------
        Net cash used in investing activities                 (252,172)     (1,641,557)       (135,153)
                                                           -----------     -----------     -----------
 Cash flows from financing activities
   Restricted cash                                              55,240         (55,240)
   Payments under line of credit                               (35,250)         35,250
   Proceeds from note payable                                   75,000
   Payments on notes payable and long term debt                (71,301)       (365,534)       (246,441)
   Borrowings on notes payable and long term debt                                              252,326
   Proceeds from private placement of convertible note                                       1,000,000
   Net proceeds from initial public offering                        --       5,355,589
   Registration and financing costs                                                           (190,677)
   Exercise of Common Stock Warrants                           162,500
   Proceeds from issuance of Common Stock                       23,526          24,581
                                                           -----------     -----------     -----------
       Net cash provided by financing activities               209,715       4,994,646         815,208
                                                           -----------     -----------     -----------
 Increase (decrease) in cash and cash equivalents           (1,790,315)      1,439,589         344,440
 Cash and cash equivalents, at beginning of period           1,804,779         365,190          20,750
                                                           -----------     -----------     -----------
 Cash and cash equivalents, at end of period               $    14,464     $ 1,804,779     $   365,190
                                                           ===========     ===========     ===========
Supplemental disclosure of cash flow information

  (a) Non-cash transactions

       On November 20, 1995, the Company issued 21,000 shares of common stock to an individual for consulting services (Note 8).

       On January 23, 1996, the Company issued 7,200 shares of common stock to an individual for consulting services (Note 8).

       In May, 1996, $700,000 of a convertible note payable to a trust company was converted into common stock of the Company (Notes 6 and 8).

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

       During the years ended December 31, 1997 and December 31, 1996, the
       Company recorded $15,980 and $39,907 respectively representing compensation in conjunction with nonemployee stock options
       (Notes 8 and 9).

  (b)  Cash paid during the period for:
         Interest                                          $    43,569     $   252,000     $    51,000
                                                           -----------     -----------     -----------
         Income taxes                                               --     $     1,000     $     1,000
                                                           -----------     -----------     -----------

                 See accompanying notes to financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Business

Legacy Software, Inc. (the "Company") develops consumer software products for the rapidly growing "edutainment" market. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Company also has an Internet gaming technology, with several interactive games currently operational. The Company was reincorporated in Delaware in March 1996.

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

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

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

Revenue Recognition

Royalty Revenue

Royalty revenues consist of royalties earned on sales of software developed with co-development partners or sales made by distribution partners, from which the Company earns a specified percentage of the sales price or a specified dollar amount per unit. Royalty revenues on consignment shipments made by the co-development partners are only recognized when both (i) the Company can reasonably estimate the product sell-through from its co-development partners has occurred and (ii) the Company can comply with Statement of Financial Accounting Standards No. 48 (SFAS 48), "Revenue Recognition When Right of Return Exists." The Company has determined that it can recognize revenue in accordance with SFAS 48 by reviewing and analyzing, among other things, (i) the Company's and the co-development partners experience on co-development software sales and returns to date, (ii) sales and returns of the Company's past co-development software products and other information relating thereto, (iii) sales and returns of comparable computer software products of other information relating thereto (iv) information regarding

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)


Royalty Revenue (Continued)

significant purchasers of the Company's product, and (v) computer software industry data and practices. (See Note 15).

Royalty revenues on sales made by distribution partners are recognized upon shipment to customers less a reasonable estimate for returns (Note 15).

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

Product Development Costs

The Company records product development costs net of any co-funded development expenses recognized into operations under co-development agreements. Co-funded development expenses under co-development agreements to develop software are recognized as a ratio of related product development costs as these costs are incurred. This ratio is calculated by dividing total estimated co-funded development expenses to be received by total estimated product development costs. Co-funded development expenses are not recognized into the Statement of Operations until all contractual repayment contingencies, such as the unconditional repayment of co-funded development expenses upon termination of a co-development contract without cause, have been eliminated. As contracts can extend over one or more accounting periods, revisions in costs or co-funded development expenses estimated during the course of the work are adjusted during the accounting period in which the facts that require such revisions become known. The effects of these changes in estimates are then recognized prospectively throughout the remaining contract life. The liability "development expense co-funding billings in excess of development expense co-funding recognized" represents billings under co-development agreements in excess of amounts recognized into the Statement of Operations. As of December 31, 1995, the Company was a party to two co-development contracts, the first of which, the Emergency Room Development and Licensing Agreement, specified that (i) the Company has granted its co-development partner an exclusive license to, among other things, use, manufacture, sell and

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)


Product Development Costs (Continued)

distribute the software title, (ii) the co-development partner has a right of first refusal on derivative works within 12 months of acceptance of the title by the co-development partner, and (iii) the co-development partner is contractually obligated to pay the Company a royalty based on a fixed percentage of product revenue (net of returns and allowances), or a fixed dollar amount if bundled with other software, within 60 days after the conclusion of each calendar quarter. The terms of the second agreement, the District Attorney Development and Licensing Agreement (the "DA License Agreement") are identical to the first agreement, except that (i) the co-development partner may terminate this agreement without cause, however the co-development partner would be obligated to pay the Company for any co-development services rendered up to the termination date and (ii) the royalty structure is different from the first contract. The DA License Agreement was terminated with the co-development partner effective January 3, 1997 (See Note 5). The Company has not entered into any new co-development contracts since that date.

Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs once technological feasibility has been established upon completion of a detail program design. All costs capitalized are net of related development expense co-funding, and the Company ceases capitalizing such costs when the product derived from the project is available for general release to customers. These costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. The Company evaluates the recoverability of any software development costs capitalized on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized balance of software development costs (see below). Based on this evaluation, the Company recorded a writedown of software development costs of $75,000 in 1997. During the year ended December 31, 1995, the Company capitalized $90,446 of software development costs related to the Emergency Room title, $13,939 was amortized into operations in 1995, and the remaining balance of $76,507 was amortized into operations in 1996. During the years ended December 31, 1996 and 1997, the Company capitalized $1,260,478 and $140,148 of software development costs related to the D.A. Pursuit of Justice title respectively and in the year ended December 31, 1997, the Company amortized $169,080 into operations. During the year ended December 31, 1997 the Company capitalized $64,224 relating to the Emergency Room Intern title and amortized $40,199 into operations.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)


Earnings Per Share

The Company adopted SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), as of January 1, 1996, which establishes a fair method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognized over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. (See Note 9)

                            LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)


New Accounting Pronouncements

Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of disclosures.

Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations and any effect will be limited to form and content of its disclosures.

Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company does not expect adoption of this SOP to have a material effect on the financial statements.

Note 2 -- Financial Condition and Liquidity

On May 14, 1996 the Company completed an Initial Public Offering and generated $5,198,000 of net proceeds. The proceeds have been used to pay off certain existing debt, to develop three new software titles and provide working capital. At December 31, 1996 the Company had expended $1,900,000 in operating activities and $1,600,000 in software development costs and acquisition of property and equipment compared to expenditures of $1,800,000 in operating activities and $250,000 in software development costs and acquisition of property and equipment during the year ended December 31, 1997.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


In the fourth quarter of 1996, the Company and IBM mutually agreed to terminate the DA License Agreement. As consideration for the termination the Company has agreed to pay IBM the sum of $400,000, the total amount of milestone payments made by IBM to the Company, as termination costs on or before December 15, 1997 (See Note 5). The Company was unable to make the payment on December 15, 1997 and, in accordance with the terms of the Agreement, accrued $80,000 representing accrued interest from January 1, 1996 to December 31, 1997. The Company and IBM have reached an agreement in principal whereby the Company will pay $25,000 to IBM and IBM will receive a royalty on revenues generated from the ER Intern, ER Deluxe and DA Pursuit of Justice titles up to a total of an additional $175,000 plus interest at 10 percent. Also in the fourth quarter of 1996, McGraw-Hill Home Interactive without cause effectively terminated a letter of intent with the Company. A mutual release was signed in February 1997 at which time the Company received $75,000 in unfunded development costs. (See Note 5)

As of December 31, 1997, the Company had (i) never achieved operating results,
(ii) had a negative working capital of $672,039, and cash on hand of $14,464,
(iii) total short term indebtedness of $783,619, and long term indebtedness of $161,882, and (iv) failed to make principal payments on an unsecured note payable to a related party. Due to the above, the Company, (i) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (ii) curtailed its internet gaming services, (iii) closed one of its business offices, (iv) significantly reduced marketing and public relation efforts, and (v) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern. On February 28, 1998, the Company was notified by The Nasdaq National Market, Inc. ("NASDAQ") that the Company is not in compliance with NASDAQ's net tangible assets/market capitalization/net income and minimum bid price requirements, and that absent compliance, the Company's Common Stock will be delisted from the NASDAQ SmallCap Exchange.

In the six months ended December 31, 1997 the Company failed to make a principal payment on an unsecured Note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original note dated February 1, 1991, as amended, which provides for monthly payments of principal and interest commencing on July 1, 1997. (See Note 6)

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 2 - Financial Condition and Liquidity (Continued)

The Company believes that, should it not be able to obtain funding to supply its near-term cash requirements, there is substantial doubt about the Company's ability to continue operations.


The Company has pursued various funding alternatives, but has not been able to obtain either the debt or equity financing it requires. On March 25, 1998, the Company signed a non-binding letter of intent (the "Letter of Intent") with Black Tusk Medical, Inc. ("BTI"), a Nevada corporation engaged in the business of marketing and distribution software titles. Pursuant to the Letter of Intent, BTI advanced the Company $30,000 toward two proposed joint ventures for the development and publication of high production value educational software, and will purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger is consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the merger, the shareholders of BTI will hold approximately 42% of the total outstanding shares of the Company.

The Company believes that it will be able to complete the Merger, and its prospects for obtaining additional financing will improve as a result thereof. However, the Company has not been able to identify other viable financing alternatives at the present time, and there can be no assurance that the transactions contemplated by the Letter of Intent ultimately will be effected on terms acceptable to the Company, or at all.

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

Additionally, although the Company believes that its operating plan and efforts will be adequate to meet its fiscal 1998 working capital needs there can be no assurance that the Company may not experience liquidity problems caused by adverse market conditions or other unfavorable events.

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 3 -- Property and Equipment


Property and equipment are summarized as follows:

                                                             December 31,
                                                             ------------
                                                        1997              1996
                                                      --------------------------
Computers and equipment                               $212,688          $322,734
Furniture and fixtures                                  17,930           134,079
Computer software                                       10,496             8,716
Leasehold improvements                                    --              52,303
                                                      --------          --------
                                                       241,114           517,832
Less accumulated depreciation                          112,204           110,200
                                                      --------          --------
Totals                                                $128,910          $407,632
                                                      ========          ========


Depreciation and amortization expense on property and equipment was $99,614, $57,399 and $21,159 for the years ended December 31, 1997, 1996, and 1995.

Due to the Company downsizing and relocating its corporate offices, the Company wrote off $51,885 related to computers and equipment and $32,250 related to leasehold improvements during 1997. Additionally, the Company sold the majority of its furniture and fixtures to its Landlord and recorded a loss of approximately $95,000.

Note 4 -- Short-Term Borrowings and Credit Facilities

The Company had a $50,000 revolving line of credit agreement with a bank which expired in January 1997, to finance purchases of computers and equipment. During the term of the agreement, the Company could borrow at prime rate plus 1.75%. The outstanding balance at December 31, 1996 was $35,250 which was paid down in January 1997 through redemption of the certificate of deposit. The line was fully collateralized by a certificate of deposit account with a balance of $55,240 at December 31, 1996.


Note 5 -- Termination and Acquisition of Co-Development Partner's Rights Under Agreements

In the fourth quarter of 1996, the Company and International Business Machines ("IBM") mutually agreed to terminate the DA License Agreement. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company was obligated to pay IBM the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


under the DA License Agreement. The final termination agreement effective January 3, 1997, provided payment provisions based upon a fixed percentage of royalty payments received, or net revenues generated if the Company distributes the software directly, with payment in full due December 15, 1997. The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement, which effectively increased the capitalized software development costs related to the D.A. Pursuit of Justice title. The Company was unable to make the $400,000 payment on December 15, 1997 and, in accordance with the terms of the Agreement, recorded an additional $80,000 representing accrued interest on the principal amount from January 1, 1996 to December 31, 1997. Subsequent to December 31, 1997, the Company and IBM have reached an agreement in principal whereby the Company will pay $25,000 to IBM and IBM will receive a royalty on revenues generated from the ER Intern, ER Deluxe and DA Pursuit of Justice titles up to a total of an additional $175,000 plus interest at 10%.

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

Note 6 -- Long Term Debt

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

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 6 -- Long Term Debt (Continued)

The Company's long-term debt is as follows:


                                                                                    December 31,
                                                                                    ------------
                                                                                1997          1996
                                                                              --------      --------
Unsecured note payable to related party bearing interest at 10.5%; all accrued interest and principal payable in monthly installments
   of $10,000, from July 1997 through June 1999                               $260,051      $260,051

Unsecured note payable to shareholder bearing interest at 16.7%; all accrued interest and principal payable over the course
   of two years from March 1998 through February 2000                           73,200        73,200

Unsecured note payable to shareholder bearing interest at 10.5%; all accrued interest and principal payable over the course
   of two years from March 1998 through February 2000                           57,250        68,118

 Unsecured note payable to a third party with outstanding
      principal due December 31, 1998                                           75,000            --

Unsecured note payable to individual bearing interest at 9%; interest payable monthly with outstanding principal payable over the course of
   one year from July 1996 through June 1997                                        --        60,422
                                                                              --------      --------
   Total notes payable                                                         465,501       461,791

   Less current portion                                                        303,619       120,433
                                                                              --------      --------

   Long-term portion                                                          $161,882      $341,358
                                                                              ========      ========

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 6 -- Long Term Debt (Continued)


The aggregate maturities of long-term debt maturing in succeeding years are as follows:

      December 31,                                Amount
      ------------                              ---------

        1998                                    $ 303,619
        1999                                      145,224
        2000                                       16,658
                                                ---------
                                                $ 465,501
                                                =========


The Company is currently in default of making principal payments on its unsecured note payable for $260,051 to a related party.

The Company was unable to practically estimate the fair value of the notes payable due to their related party nature.


Note 7 --Commitments

Operating Leases

The Company leases certain equipment under various operating leases which expire at various dates through November 5, 1999. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 1997 are as follows:

                                                Operating
      December 31,                                Leases
      ------------                              ---------

        1998                                    $   9,996
        1999                                        9,893
        2000                                        9,093
                                                ---------
                                                $  28,982
                                                =========


Rent expense for the years ended December 31, 1997, 1996 and 1995 was $155,013, $113,569, $30,000.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Employment Agreements

During 1997, the Company canceled all of its employment agreements with employees.

Note 8 -- Stockholders' Equity

Initial Public Offering

In May 1996, the Company consummated an initial public offering of 1,150,000 shares of its common stock. Net proceeds to the Company were approximately $5,198,048 after deducting all offering-related expenses. During 1996 and 1997, the Company used a majority of the net proceeds for the development of additional RealPlayTM (formerly Career SimTM) titles, the development of Passport2, the Company's Internet gaming technology, certain outstanding debt, and for working capital purposes.

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

In May 1996 $700,000 of a convertible note payable to a trust company was converted into 534,351 shares of the Company stock. The number of shares issued was determined by the exercise price of $1.31 per share (See Note 6).

In May 1996, in conjunction with the initial public offering, the Company granted to the underwriter a five-year warrant to purchase up to 92,800 shares of common stock exercisable at $9.00 per share. The Company did not record an expense during 1996, as the Company determined the value of the warrants was less than the exercise price.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 8 -- Stockholders' Equity (Continued)

On August 30, 1996 the Company issued 33,334 shares of common stock to acquire substantially all of the assets of an internet technology company, which consisted primarily of purchased research and development. The Company recorded $233,338 of product development expenses related to this transaction which was valued based on the fair market value of the stock issued (See Note 13).

On October 31, 1996, the Company issued 7,230 shares of common stock to various employees under the Employee Stock Purchase Plan. The fair market value of the stock was $4.00 per share on October 31, 1996 and the purchase price to the plan was $3.40 per share. The Company recorded compensation expense of $4,338 related to this transaction (See Note 9).

On November 1, 1996 the Company issued 50,000 shares of common stock to an individual in satisfaction of accrued consulting compensation. This transaction was valued at the fair market value of the services received of $100,000.

On May 30, 1997 the Company issued 7,842 shares of common stock to various employees under the Employee Stock Purchase Plan. The fair market value of the stock was $3.00 per share on May 30, 1997 and the purchase price to the plan was $2.55 per share. The Company recorded compensation expense of $3,529 related to this transaction (See Note 9).

On August 15, 1997 a trust company exchanged 124,045 warrants on the Company's common stock for $162,500.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 8 -- Stockholders' Equity (Continued)


Capital Stock Transactions (Continued)

During the years ended December 31, 1997 and 1996 the Company recorded stock-based compensation expense of $15,980 and $39,907 related to non-employee stock options in accordance with SFAS 123 (Note 9).

Warrants

In connection with the Company's initial public offering of common stock, the Company issued warrants to a trust company to purchase 200,000 shares of common stock at $1.31 per share. The warrants were exercisable immediately.

During 1997 the trust company exercised warrants to purchase 124,045 shares of common stock. As of December 31, 1996, warrants to purchase 75,955 shares of common stock were outstanding.

Note 9 -- Stock Option and Purchase Plans

1995 Stock Option/Stock Issuance Plan

The 1995 Stock Option Plan/Stock Issuance Plan ("the Option Plan") was adopted by the Board of Directors and approved by the stockholders on November 9, 1995. Under the Option Plan, 521,800 shares of common stock have been authorized for issuance. In no event may any one participant in the Option Plan receive option grants or direct stock issuances for more than 250,000 shares in the aggregate. In January 1996, 240,000 options were granted to current shareholders at an exercise price of $6.00 per share. These options vest 50% immediately on being granted and 50% evenly over the next two years. In addition, on the same date, 110,000 options were also granted to key employees of the Company at an exercise price of $5.10 per share and 40,000 options were granted to the Company's outside directors at an exercise price of $6.00 per share. The options granted to outside directors vest evenly over the next four years and the options granted to employees vest 25% on the one year anniversary of the grant date and the remaining 75% vest evenly over the next 36 months. Through November 1996, the Company granted an additional 111,666 options to key employees at exercise prices ranging from $3.88 to $7.25 per share, which vest 25% on the one year anniversary of the grant dates and the remaining 75% vest evenly over the next 36 months. On December 18, 1996 the Stock Option Committee approved the cancellation of 461,666 outstanding options originally granted to existing shareholders and key employees and granted new options at exercise prices ranging from $2.75 to $3.25 per share. All previous vesting was forfeited in exchange for the new exercise prices. These new options vest at 25% on the one year anniversary of the grant date and the remaining 75% vest evenly over the next 36 months. On January 28, 1997, the Company granted 9,996 options to key employees at an exercise price of $3.75 per share and on May 29, 1997, the Company granted 5,000 options to non-employee Board members at an exercise price of $3.00 per share. The options vest 25% on the one year anniversary of the grant date and the remaining 75% vest evenly over the next 36 months.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


1995 Stock Option/Stock Issuance Plan (Continued)


The Option Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, which is the Stock Option Committee of the Company's Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the grant date;
(ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and
(iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

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

Under the Automatic Option Grant Program, each individual serving as a non-employee Board member on the date the Underwriting Agreement for this offering is executed will receive an option grant on such date for 10,000 shares of Common Stock provided such individual has not otherwise been in the prior employ of the Company. Each individual who first becomes a non-employee Board member thereafter will receive a 10,000 share option grant on the date such individual joins the Board provided such individual has not been in the prior employ of the Company. In addition, at each Annual Stockholders Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 2,500 shares of Common Stock whether or not such individual has been in the prior employ of the Company.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

            Option activity within each plan is as follows:

                                                                          Weighted
                                             Incentive       Directors      Average
                                             Stock Option    Stock Option   Price
                                              Plans             Plan        Per Share
                                             ------------    ----------     ----------
Balance outstanding, January 1, 1995

            Options granted at
             $3.00 per share                      50,000             -       $ 3.00

                                             ------------    ----------     -------
Balance outstanding December 31, 1995             50,000             -       $ 3.00

            Options granted range from
            $3.00 to $7.25 per share             973,332        40,000       $ 4.53

            Options canceled range from
            $3.00 to $7.25 per share            (551,666)      (20,000)      $ 5.55

                                             ------------    ----------     -------
Balance outstanding December 31, 1996            471,666        20,000       $ 3.18

            Options granted range from
            $3.00 to $3.75 per share               9,996         5,000       $ 3.50

            Options canceled range from
            $3.00 to $7.25 per share            (124,662)                    $ 3.16

                                             ------------    ----------     -------
Balance outstanding, December 31, 1997           357,000        25,000       $ 3.20
                                             ============    ==========     =======

Options exercisable, December 31, 1997           356,666        10,000       $ 3.01
                                             ============    ==========     =======



         Information relating to stock options at December 31, 1997 summarized by exercise price are as follows:

                                        Outstanding                               Exercisable
                            -----------------------------------               --------------------
                                          Weighted Average                      Weighted Average
                                      -------------------------               --------------------
Exercise Price                           Life      Exercise                             Exercise
Per Share                   Shares     (Months)      Price                     Shares    Price
                            -----------------------------------               --------------------
Incentive Stock
 Option Plan                178,333      107.5       $2.75                    178,333     $2.75
                            178,333      107.5       $3.25                    178,333     $3.25
                                334      108.0       $3.75
                            -------      -----       -----                    -------     -----
                            357,000      107.5       $3.00                    356,666     $3.00
                            =======      =====       =====                    =======     =====
Directors Stock
 Option Plan                  5,000       96.0       $3.00                      5,000     $3.00
                             20,000       96.0       $6.00                      5,000     $6.00
                            -------      -----       -----                    -------     -----
                             25,000       96.0       $5.40                     10,000     $4.50
                            =======      =====       =====                    =======     =====


                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 9 - Stock Option and Purchase Plans (Continued)

1995 Stock Option/Stock Issuance Plan (Continued)

All stock options issued to employees have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts presented below as follows:


                                        1997            1996             1995
                                        ----            ----             ----
Net loss as reported               $(2,155,099)     $(2,984,542)      $(691,518)
Net loss pro forma                 $(2,621,214)     $(2,997,000)      $(691,518)

Basic net loss per common share
     as reported                   $     (0.84)     $     (1.59)      $   (0.87)
Basic net loss per common share
     pro forma                     $     (1.02)     $     (1.60)      $   (0.87)

Diluted net loss per common share
     as reported                   $     (0.84)     $     (1.59)      $   (0.87)
Diluted net loss per common share
     pro forma                     $     (1.02)     $     (1.60)      $   (0.87)



The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996; expected life of option of 10 years, expected volatility of 26.2%, and 14.7% respectively risk-free interest rate of 6.0% and 6.2%, respectively and a 0% and 0% dividend yield, respectively. The weighted average fair value at date of grants for options granted during 1997 and 1996 was approximately $1.72 and $3.00 per option.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vest in 1995, 1996 and 1997.

Under the Company's Automatic Option Grant Program, options were outstanding to outside directors at December 31, 1997. In accordance with accounting for options granted to nonemployees utilizing the fair value method in accordance with SFAS 123, the Company recorded stock-based compensation expense of $15,980 and $39,907 in the Statement of Operations for the years ended December 31, 1997 and 1996, with a corresponding credit to additional paid-in-capital.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 9 - Stock Option and Purchase Plans (Continued)

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on January 15, 1996 and approved by the stockholders on January 15, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase share of Common Stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan, and a reserve of 150,000 shares of Common Stock has been established for this purpose. Employees will be eligible to participate if they are employed by the Company for at least 20 hours per week and five (5) months per calendar year.

The Purchase Plan will be implemented in a series of successive offering periods, which commenced subsequent to the initial public offering, each with a maximum duration of 24 months. Payroll deductions may not exceed 15% of base salary for each semi-annual period. The purchase price per share will be eighty-five percent (85%) of the lower of (i) the fair market value of the Common Stock on the participant's entry into the offering period or (ii) the fair market value on the semi-annual purchase date. Each outstanding purchase right will be exercised immediately prior to a merger or consolidation of the Company. On October 31, 1996 the plan purchased 7,230 shares of the Company's common stock. The fair market value of the stock on this date was $4.00 per share, and the purchase price to the employees was 85% of fair market value, or $3.40 per share. Compensation expense in the amount of $4,338 related to this transaction was recognized in the Statement of Operations for the year ended December 31, 1996. On May 30, 1997 the plan purchased 7,842 shares of the Company's common stock. The fair market value was $3.00 per share and the purchase price to the employees was 85% of fair market value, or $2.55 per share. Compensation expense in the amount of $3,529 was recognized in the Statement of Operations for the year ended December 31, 1997.

Note 10 - Income Taxes

At December 31, 1997, the Company has federal and state net operating loss carryforwards of approximately $5,533,000 and $2,696,000, respectively, available to offset taxable income through the year 2012. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 1997 and 1996, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized. The valuation allowance at December 31, 1997 and 1996 was $2,253,000 and $1,290,500.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 11 - Significant Customer

The Company had one significant customer in 1997, 1996 and 1995 which represented approximately 69%, 94% and 12% of revenue.

Note 12 - Related Party Transactions

During 1997, 1996 and 1995 the Company paid $3,974, $1,527,328 and $37,565 in production coordination expenses to a company in which an employee is a 50% owner.

As of December 31, 1997, the Company has a note receivable outstanding of $7,000, from an outside director, which bears interest at 10% per annum, and is payable in twenty-four monthly installments from May 1996 through April 1998.

During the year ended December 31, 1997 and 1996, the Company entered into a number of related party debt transactions as described in Note 6.

Note 13 - Acquisition of Research and Development

In August 1996, the Company acquired substantially all of the assets, properties, and rights of On the Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which consisted primarily of purchased research and development. The Consideration for the purchased assets consisted of 33,334 newly-issued shares of common stock, par value $.001, of the Company and the assumption of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the common stock had a fair market value of $7.00 per share, at a total fair market value of $233,338, and was recorded as an expense of product development. The Company plans to develop and operate a separate internet-oriented business unit based upon the purchased research and development. Proforma information was not included as the operations were insignificant.

                             LEGACY SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 14 - Earnings Per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                     1997        1996           1995
                                                   ---------   ---------       -------
Basic weighted average shares outstanding          2,574,633   1,871,904       798,200
Diluted effect of options                                 --          --            --
                                                   ---------   ---------       -------
Diluted weighted average shares outstanding        2,574,633   1,871,904       798,200

Options to purchase 382,000 shares were outstanding during the years ended 1997 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 15 - Fourth Quarter Transaction

During the fourth quarter of 1996, the Company recognized into its Statement of Operations $747,995 of royalty revenue from the Emergency room title that related to the co-development sales. Although the cash had been received in earlier periods, the Company was unable to reasonably estimate returns on its early sales of the Emergency Room title in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). However, during the fourth quarter, sufficient information was available for the Company to reasonably estimate the returns. Of the royalty revenue recognized in the fourth quarter of 1996, $312,787, $493,670, $267,592 and $73,946 relates to sales from the fourth quarter of 1995, and the first, second, and third quarters of 1996, respectively.

                             LEGACY SOFTWARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Column A                                Column B            Column C             Column D        Column E
--------                                --------            --------             --------        --------
                                                            Additions
                                        Balance at          charged to costs                     Balance at
Description                             beginning of year   and expenses         Deductions      end of year
-----------                             -----------------   ----------------     ----------      ------------
Allowance for possible
  losses on receivables

Year ended December 31,
  1997                                      $     --           $62,500            (50,000)       $ 12,500
  1996                                         7,600                               (7,600)          7,600
  1995                                        10,300                               (2,700)         10,300
  1994                                                          10,300

Accumulated amortization
  of deferred loan costs

Year ended December 31,
  1997                                      $     --
  1996                                            --            17,505                             17,505
  1995                                            --                                                   --
  1994                                                                                                 --

Accumulated amortization
  of software development costs

Year ended December 31,
  1997                                      $ 90,446          $134,279                           $224,724
  1996                                        13,939            76,507                             90,446
  1995                                            --            13,939                             13,939
  1994                                            --                --                                 --

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGACY SOFTWARE, INC.

                                        By: /s/ Ariella J. Lehrer
                                           ------------------------------
                                                Ariella J. Lehrer, Ph.D.
                                                Chief Executive Officer

Dated: March 31, 1998

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ariella J. Lehrer, Ph.D. and William E. Stiney, and each of them, as his or her true and lawful attorneys-in-fact and presents, each with full power of substitution and resubstitution, for him or her and in his or her name, plane and stead, in any and all capacities, to sign this Report and any amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                         Date
           ---------                             -----                         ----
/s/ Ariella J. Lehrer                President and Chief Executive       March 31, 1998
-------------------------------      Officer (Principal Executive
    Ariella J. Lehrer                Officer)



/s/ William E. Sliney                Vice President of Finance,           March 31, 1998
-------------------------------      Chief Financial Officer and
    William E. Sliney                Treasurer (Principal Financial
                                     and Accounting Officer)


/s/ Ivan M. Rosenberg                Director                             March 31, 1998
-------------------------------
    Ivan M. Rosenberg

                     CORPORATE AND SHAREHOLDERS INFORMATION
DIRECTORS                                    PRINCIPAL OFFICE

ARIELLA J. LEHRER, PH.D.                     5340 Alla Road
Chairman of the Board,                       Los Angeles, California 90066
President and                                (310) 823-2423
Chief Executive Officer

WILLIAM E. SLINEY                            INDEPENDENT PUBLIC ACCOUNTANTS
Vice President of Finance,
Chief Financial Officer                      BDO Seldman LLP
Treasurer and Secretary                      Los Angeles, California 90067

IVAN M. ROSENBERG, PH.D.                     LEGAL COUNSEL
Business Information Solutions
                                             Troop Meisinger Steuper & Pasich, LLP
OFFICERS                                     Los Angeles, California 90024-3002

ARIELLA J. LEHRER, PH.D.                     NOTICE OF ANNUAL MEETING
Chairman of the Board,
President and                                The Annual Meeting will take place on
Chief Executive Officer                      Thursday, May 28, 1998 at 10:00 a.m.
                                             at the principal executive offices of
WILLIAM E. SLINEY                            Legacy Software, Inc. at
Vice President of Finance,                   5340 Alla Road,
Chief Financial Officer                      Los Angeles, California 90066.
Treasurer and Secretary                      All shareholders are cordially invited
                                             to attend
TRANSFER AGENT
                                             INVESTOR INFORMATION
Chase Mellon Shareholder Services
400 S. Hope Street                           For general questions regarding your
4th Floor                                    stock, or to be added to our mailing
Los Angeles, California 90071-2806           list, call (310) 823-2423 or write to:
(313) 553-9500                               Legacy Software, Inc.,
                                             Los Angeles, California 90066.