Form 10QSB
period 1998-03-31
LEGACY SOFTWARE INC
filed 1998-05-14
CIK 1007367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 Yes [X] No [ ]

There were 2,655,002 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 14, 1998.

                              LEGACY SOFTWARE, INC.

                                      INDEX


                                                                                 Page No.
                                                                                 --------
                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements (Unaudited):

                      Balance Sheets at March 31, 1998 and
                      December 31, 1997

                      Statements of Operations for the three
                      months ended March 31, 1998 and 1997.

                      Statements of Cash Flows for the three
                      months ended March 31, 1998 and 1997

                      Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibits
             Exhibit 11
             Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS


                                                                              MARCH 31             DECEMBER 31
                                                                                1998                   1997
                                                                            -------------         -------------
                                          ASSETS                             (Unaudited)

CURRENT ASSETS
      Cash and cash equivalents                                             $      27,951         $      14,464
      Accounts receivable, net of allowances for doubtful accounts
        of $12,500                                                                111,806               148,606
      Inventory                                                                    10,811                22,320
      Other receivables                                                             5,833                21,016
      Other current assets                                                         10,882                22,217
                                                                            -------------         -------------
      Total current assets                                                        167,283               228,623
                                                                            -------------         -------------

Product development costs, net                                                  1,231,840             1,255,570
Property and equipment, net                                                       112,041               128,910
Other assets                                                                        4,000                 1,829
                                                                            -------------         -------------
Total assets                                                                $   1,515,164         $   1,614,932
                                                                            =============         =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                      $      67,859         $      55,567
      Accrued expenses                                                             21,926                18,466
      Product development advances                                                 30,000
      Payable to former co-development partner                                    480,000               480,000
      Deferred revenues                                                            16,630                43,010
      Notes payable and current portion of long-term debt                         303,619               303,619
                                                                            -------------         -------------
      Total current liabilities                                                   920,034               900,662
                                                                            -------------         -------------

LONG-TERM DEBT PRIMARILY FROM RELATED PARTIES,
                      net of current portion                                      161,297               161,882

COMMITMENTS                                                                                                  --

STOCKHOLDERS' EQUITY
      Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

      Common Stock, par value $.001 per share, 10,000,000 shares
        authorized: 2,655,002 shares issued and outstanding                         2,654                 2,654

      Additional paid in capital                                                7,060,788             7,060,788
      Accumulated deficit                                                      (6,629,609)           (6,511,054)
                                                                            -------------         -------------

        Total stockholders' equity                                                433,833               552,388
                                                                            -------------         -------------
                                                                            $   1,515,164         $   1,614,932
                                                                            =============         =============


            See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31,
                                        -----------------------------------
                                            1998                   1997
                                        -------------         -------------
REVENUE
    Royalties                           $     128,909         $      42,777
    Software sales                              8,122                 3,167
    Corporate services                         42,000                    --
                                        -------------         -------------
Total revenue                                 179,031                45,944
                                        -------------         -------------

COSTS AND EXPENSES
    Cost of royalties                          17,221                    --
    Cost of software sales                     10,562                 2,500
    Product development                        43,332               303,519
    General & administrative                  189,271               364,188
    Selling                                    24,556                79,173
                                        -------------         -------------
Total costs and expenses                      284,942               749,380
                                        -------------         -------------

LOSS FROM OPERATIONS                         (105,910)             (703,436)

INTEREST EXPENSE                               12,645                14,134
                                        -------------         -------------
INTEREST INCOME                                    --               (14,359)
                                        -------------         -------------

NET LOSS                                $    (118,555)        $    (703,211)
                                        =============         =============

NET LOSS PER COMMON SHARE
      BASIC                             $       (0.04)        $       (0.28)
NET LOSS PER COMMON SHARE
      DILUTED                           $       (0.04)        $       (0.28)

WEIGHTED AVERAGE COMMON STOCK
    SHARES OUTSTANDING
       BASIC                                2,655,002             2,523,115
       DILUTED                              2,655,002             2,523,115


            See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------------
                                                               1998                  1997
                                                           -----------           -----------
Cash flows from operating activities:
   Net loss                                                $  (118,555)          $  (703,211)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of product development costs               23,730
        Depreciation                                            20,447                25,166
        (Gain) loss on disposal of property and
           equipment                                                --                  (157)

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                     36,800                  (453)
   Other receivables                                            15,183                94,107
   Inventories                                                  11,509
   Other assets                                                  9,164                  (433)
   Accounts payable                                             12,292               (40,185)
   Accrued expenses                                              3,460
   Deferred revenues                                           (26,380)              (40,388)

                                                           -----------           -----------
        Net cash used in operating activities                  (12,350)             (665,554)
                                                           -----------           -----------

 Cash flows from investing activities:
   Note receivable                                                  --
   Purchase of property and equipment                           (3,578)               (5,238)
   Proceeds from the disposition of property and                    --
       equipment                                                    --                 4,362
   Additions to product development costs                           --              (201,044)

                                                           -----------           -----------
        Net cash used in investing activities                   (3,578)             (201,920)
                                                           -----------           -----------

 Cash flows from financing activities
   Payments under line of credit                                    --               (35,250)
   Product development advances                                 30,000
   Payments on notes payable and long term debt                   (585)              (41,009)
                                                           -----------           -----------
       Net cash provided by financing activities                29,415               (76,259)
                                                           -----------           -----------


 Increase (decrease) in cash and cash equivalents               13,487              (943,733)
 Cash and cash equivalents, at beginning of period              14,464             1,860,019
                                                           -----------           -----------
 Cash and cash equivalents, at end of period               $    27,951           $   916,286
                                                           ===========           ===========


Supplemental disclosure of cash flow information

       Cash paid during the period for:
         Interest                                          $    12,645           $    18,349
                                                           -----------           -----------
         Income taxes                                      $        --           $        --
                                                           -----------           -----------


                 See accompanying notes to financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)     Basis of presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and March 31, 1997, and the cash flows for the three months ended March 31, 1998 and March 31, 1997 are included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)     Financial Condition and Liquidity

        As of March 31, 1998, the Company had (i) never achieved operating profits, (ii) had negative working capital of $752,751 and cash on hand of $27,951, (iii) total short term indebtedness of $783,619, and long term indebtedness of $161,297, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed further funding of its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its D.A. Pursuit of Justice, the Best of Emergency Room and Emergency Room Intern titles and the Passport2Network internet game service), the cost of developing, producing and supporting such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than required, or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition and results of operations.

        On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules initiated by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. Based on instructions provided by NASDAQ the Company has initiated the following steps to comply with the NASDAQ requirements:

        1. The Company has rescheduled its Annual Meeting of Stockholders from May 28, 1998 to June 18, 1998. At that time stockholders will be asked to approve a one for three (1:3) reverse split of the Legacy Common Stock.

        2. In addition the Company is in the process of negotiating the following:

                a. the reduction of a $480,000 obligation to International Business Machines Corporation ("IBM") into a series of royalty payments from certain Legacy products formerly co-developed with IBM as well as products marketed by Legacy in 1998. The parties have agreed in principal to the following: (i) the payment of $25,000 by Legacy at the signing of a definitive agreement and;
                (ii) the payment to IBM of royalties totaling $175,000 plus interest at 10 percent;

                b. the conversion of 75,954 of Warrants to purchase Legacy Common Stock held by EBC Trust Company ("EBC") at a conversion rate of $1.31 thereby generating $99,500 for the Company;

                c. the elimination of a $50,000 advance made by EBC in July, 1997 to the Company for a proposed acquisition which was terminated in September, 1997;

                d. an investment by EBC of up to $250,000 in the Company or participation of up to $250,000 in a project joint venture with the Company; and

                e. the conversion of substantially all of the outstanding debt of Legacy to certain principals of the Company into Legacy Preferred Stock

(3)     Private Placement and Termination of Proposed Acquisition

        In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc. , a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program was to make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy were to pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures, including new titles in the Company's RealPlay(TM) series--Emergency Room and D.A. Pursuit of Justice. To date BTI has advanced the Company $30,000 toward two of the proposed joint ventures. Utilizing the joint venture vehicle the Company and BTI intended to obtain funding from third parties to produce, market and distribute the Company's titles in the retail, OEM, educational and professional markets worldwide. The Company and BTI were to share in any revenue received from each joint venture after the initial funding to the third party investors has been repaid. On April 29, 1998 the January and March Letters of Intent were terminated by mutual agreement of the Company and BTI.

        The Company and C. Robert Kline, Jr., Ph.D., a former principal of BTI, entered into negotiations to execute a Subscription Agreement whereby Dr. Kline will purchase 210,000 shares of the Company Common Stock for $105,000. To date Dr. Kline has advanced $33,000 of this amount toward the development of the two proposed joint ventures begun when BTI and the Company were in negotiations for the merger of BTI into the Company. Upon completion of the Subscription Agreement Dr. Kline will be nominated for a position on the Legacy Board of Directors and will assume the position of Acting Chief Executive Officer. Under Dr. Kline the Company plans to initiate programs to maximize the revenue potential of existing Legacy products for the balance of fiscal 1998. In addition, it is the intent of the Company to continue to pursue funding for joint ventures in the same manner as was contemplated when BTI was to be merged into the Company.

(4)     Marketing and Distribution Agreement

        On May 12, 1998 the Company entered into a Marketing Services Agreement with ROI, Inc. ("ROI") whereby ROI will function as a sales representative for distribution of CD-ROM and DVD versions of the Company's individual cases of the DA Pursuit of Justice title and the Best of Emergency Room title as well as other titles which may be included during the term of the agreement. The agreement is for eight months and may be extended for additional twelve month periods. In addition, the Company is currently in negotiations with two additional distributors to obtain distribution agreements for products that are scheduled for release in 1999.

        The Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its ongoing negotiations to seek funding for joint ventures, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of such additional funding, it will be adequate to meet its fiscal 1998 working capital needs, however, there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events. In addition, there can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.


(5)     Earnings Per Share

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

        Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to generate or obtain additional capital resources to fund its operations and growth; the ability of the Company to comply with NASDAQ regulations; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software and gaming internet companies; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions or combinations; and the Company's ability to integrate acquired or combined operations with its existing business and otherwise manage growth. Additional information on these and other risk factors are included under the headings "Risk Factors" and elsewhere in this Form 10-QSB

Risk Factors

        Need for Additional Capital; Uncertainty as a Going Concern. As of March 31, 1998, the Company had (i) never achieved operating profits, (ii) had negative working capital of $752,751 and cash on hand of $27,951, (iii) total short term indebtedness of $783,619, and long term indebtedness of $161,297,
(iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed further funding of its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its D.A. Pursuit of Justice, the Best of Emergency Room and Emergency Room Intern titles and the Passport2Network internet game service), the cost of developing, producing and supporting such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than required, or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition and results of operations.

        Possible Delisting by NASDAQ. On February 26, 1998, the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules initiated by NASD at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. Based on instructions provided by NASDAQ the Company has initiated steps to comply with the NASDAQ requirements. There can be no assurance that the Company will be successful in complying with the new NASDAQ requirements and if it does come into compliance that, in its current financial condition, it will be able to maintain compliance. In the event the Company is delisted due to its inability to comply with or maintain compliance with the NASDAQ requirements, the Company may be unable to raise additional capital when needed, and the Company's business, results of operations and financial condition may be materially adversely affected.

        Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, including the Passport2 Internet game and information service, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

        Dependence on Alpha Software Corporation ("Alpha Soft") for Substantially All the Company's Revenues. For the three months ended March 31, 1998, approximately 72% of the Company's total revenue was derived from Alpha Soft on royalty revenue generated by the D.A. Pursuit of Justice and Emergency Room Intern titles. The royalty revenue from the Emergency Room title, a DOS-based product, diminished significantly over the course of 1997, as it faced increased competition from Windows-based products, and the royalty revenue from the D.A. Pursuit of Justice and Emergency Room Intern titles increased as these products entered the market in larger numbers. The Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the D.A. Pursuit of Justice title. In light of the Company's dependence on Alpha Soft for the distribution and marketing of the D.A. Pursuit of Justice and Emergency Room Intern titles, if Alpha Soft were to terminate its distribution and marketing relationships with the Company, if the Company is unable to develop other CD-ROM titles or other services, if the Company cannot find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's business, financial condition and results of operations.

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

        Development of New Titles. The Company currently has several titles in the conceptual and pre-production phases of development. The Company does not currently plan to begin full-scale development of additional titles until such time as funding for existing titles is in place. There can be no assurance, however, that the Company will be able to successfully distribute any existing or future titles through its own efforts or the efforts of distributors, which would impair the Company's ability to fund the development of future titles, and, as a result, have a material adverse effect on the Company's ability to generate future operating cash flow.

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

Results of Operations

        For the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

        For the three months ended March 31, 1998, revenues increased from $45,944 for the three months ended March 31, 1997 to $179,031 for the three months ended March 31, 1998. This $133,087 increase was due primarily to an increase in royalty revenue, less an estimate for returns, related to sales of the D.A. Pursuit of Justice and ER Intern titles by Alpha Software Corporation compared to revenue recognized in 1997 from other Company titles. Software sales increased from $3,167 in 1997 to $8,122 in 1998 resulting primarily from sales by the Company of the Best of Emergency Room title and individual cases of the D.A. Pursuit of Justice title through distributors. Corporate services revenue was $42,000 in the three months ended March 31, 1998 resulting from the Company's launching of a new corporate service operation in January 1998.

        Total cost of revenue for the three months ended March 31, 1998 increased by $25,283 compared to the three months ended March 31, 1997.

This increase is primarily a result of an increase of $17,221 in cost of royalties associated with sales of the D.A. Pursuit of Justice and ER Intern titles and an increase of $8,062 as a result of the increase in software sales by the Company through distributors during the three month period ended March 31, 1998.

        Product development expenses, which are net of co-funded development expenses, decreased from $303,519 for the three months ended March 31, 1997 to $43,332, a decrease of 86%, for the three months ended March 31, 1998. The decrease in development expense is the result of the completion of the D.A. Pursuit of Justice, ER Intern and the Best of Emergency Room titles in July, 1997 and the Company cessation of future product development at that time.

        General and administrative expenses for the three months ended March 31, 1998 decreased by $174,917 or 48% to $189,271, from $364,188 for the three months ended March 31, 1997. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing further funding of its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

        Selling expenses of $24,556 for the three months ended March 31, 1998 decreased $54,617 or 69% from the $79,173 in the three month period ended March 31, 1997. This decrease is primarily related to decreases in salaries and promotional expenses related to the introduction of the D.A. Pursuit of Justice, the Best of Emergency Room and ER Intern titles and the Passport2Network.

        Interest expense decreased from $14,134 to $12,645 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to the decrease in notes payable at March 31, 1998. The Company had no interest income for the three months ended March 31, 1998 compared to $14,359 for the three months ended March 31, 1997 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.


Liquidity and Capital Resources

        The Company had $12,350 in cash outflows from operating activities for the three months ended March 31, 1998 compared to cash outflows of $665,554 for the three months ended March 31, 1997. The decrease in net outflows of $653,204 between 1998 and 1997 operating cash flow primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $603,510; a decrease in the change of deferred revenue of 14,008; a decrease in the change in accounts receivable of $41,671; an increase in inventory of $11,509; an increase in the change of accounts payable and accrued expenses of $55,937 and an increase in other assets of $9,597. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing further funding of its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

        Investing activities in the first three months ended March 31, 1998 consisted of purchases of computer equipment totaling $3,578 compared to $5,238 used for computer equipment, $201,044 in additions to product development costs offset by $4,362 in disposition of property and equipment for the three months ended March 31, 1997

        The Company has cash inflows of $29,415 from financing activities for the first three months of 1998 compared to outflows of $76,259 for the first three months of 1997. Financing activities for the three months ended March 31, 1998 included an advance of $30,000 for use in project joint ventures offset by payments of $585 of notes payable. This compares to payments under the Company's line of credit of $35,250 and payments of notes payable of $41,009 for the three months ended March 31, 1997.

        As of March 31, 1998, the Company had (i) never achieved operating profits, (ii) had negative working capital of $752,751 and cash on hand of $27,951, (iii) total short term indebtedness of $783,619, and long term indebtedness of $161,297, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed further funding of its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company's ability to continue operations and achieve positive cash flow in the future depends on the timeliness, successful distribution and market acceptance of its current and future software titles (including without limitation its D.A. Pursuit of Justice, the Best of Emergency Room and Emergency Room Intern titles and the Passport2Network internet game service), the cost of developing, producing and supporting such titles, and the Company's ability to obtain or generate the resources to fund such efforts. Should the Company's future income be less than required, or its software title production and introduction be delayed significantly or fail to generate sufficient revenues, the Company may require additional capital in the future. Also, should the Company consummate any acquisition or business combination the Company will likely require additional capital to effect such transaction and/or any related integration and/or expansion of its business and operations. The Company may seek to satisfy any such capital needs through additional public or private financings or other sources, but there can be no assurance that any such additional financing would be available on favorable terms, if at all. If the Company is unable to generate or obtain such additional capital, it could have a material adverse effect on its business, financial condition and results of operations.

        On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules initiated by NASD at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. Based on instructions provided by NASDAQ the Company has initiated the following steps to comply with the NASDAQ regulations:

        1. The Company will hold its Annual Meeting of Stockholders no later than June 18, 1998. At that time stockholders will be asked to approve a one for two (1:3) reverse split of the Legacy Common Stock.

        2. In addition the Company is in the process of negotiating the following:

                a. the reduction of a $480,000 obligation to International Business Machines Corporation ("IBM") into a series of royalty payments from certain Legacy products formerly co-developed with IBM as well as products marketed by Legacy in 1998. The parties have agreed in principal to the following: (i) the payment of $25,000 by Legacy at the signing of a definitive agreement and;

                (ii) the payment to IBM of royalties totaling $175,000 plus interest at 10 percent;

                b. the conversion of 75,954 of Warrants to purchase Legacy Common Stock held by EBC Trust Company ("EBC") at a conversion rate is $1.31 thereby generating $99,500 for the Company;

                c. the elimination of a $50,000 advance made by EBC in July, 1997 to the Company for a proposed acquisition which was terminated in September, 1997;

                d. an investment by EBC of up to $250,000 in the Company or participation of up to $250,000 in a project joint venture with the Company; and

                e. the conversion of substantially all of the outstanding debt of Legacy to certain principals of the Company into Legacy Preferred Stock

        In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc., a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program will make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy were to pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures, including new titles in the Company's RealPlay(TM) series - Emergency Room and D.A. Pursuit of Justice. To date BTI has advanced the Company $30,000 toward two of the proposed joint ventures. Utilizing the joint venture vehicle the Company and BTI intended to obtain funding from third parties to produce, market and distribute the Company's titles in the retail, OEM, educational and professional markets worldwide. The Company and BTI were to share in any revenue received from each joint venture after the initial funding to the third party investors has been repaid.
On April 29, 1998 the January and March Letters of Intent were terminated by mutual agreement of the Company and BTI.

        The Company and C. Robert Kline, Jr., Ph.D., a former principal of BTI, have entered into negotiations to execute a Subscription Agreement whereby Dr. Kline will purchase 210,000 shares of the Company Common Stock for $105,000. To date Dr. Kline has advanced $33,000 of this amount toward the development of the two proposed joint ventures begun when BTI and the Company were in negotiations for the merger of BTI into the Company. Upon completion of the Subscription Agreement Dr. Kline will be nominated for a position on the Legacy Board of Directors and will assume the position of Acting Chief Executive Officer. Under Dr. Kline, the Company will initiate programs to maximize the revenue potential of existing Legacy products for the balance of fiscal 1998. In addition, it is the intent of the Company to continue to pursue funding for joint ventures in the same manner as was contemplated when BTI was to be merged into the Company.

        The Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its ongoing negotiations to seek funding for joint ventures, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of such additional funding, will be adequate to meet its fiscal 1998 working capital needs, however, there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events. In addition, there can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance

        Since July, 1997 the Company has failed to make a principal payment on an unsecured note payable in the amount of approximately $260,000 to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original note dated February 1, 1991 as amended which provides for monthly payments of principal and interest commencing on July 1, 1997. In March, 1998 the Company failed to make principal payments aggregating $5,435 to two other related parties. Interest on all the debt has been paid to date.

        The Company's ability to achieve positive cash flow over the next twelve months depends on a variety of factors including the ability to obtain additional financing, the timeliness, successful distribution of, and market acceptance of its current and future software titles, most importantly the D.A. Pursuit of Justice, the Best of Emergency Room, and ER Intern titles, the costs of developing, producing and marketing such titles, and various other factors, some of which may be beyond the Company's control.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 18, 1997, the U.S. Securities and Exchange Commission ("SEC") issued a subpoenas duces tecum to the Custodian of Records of the Company and other parties. The subpoenas were issued in connection with the SEC's formal investigation entitled In the Matter of Reynolds Kendrick Stratton, Inc., File No. LA-752 (the "Investigation"). The Investigation appears to center around activities of JB Oxford Holdings, Inc., a broker-dealer, which is the successor to Reynolds Kendrick Stratton, Inc., and was the underwriter of the Company's initial public offering. The SEC has indicated that it expects to take the testimony of the Company and other parties at some point in the future. The Company has no reason to conclude that it is a target of the Investigation.

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



ITEM 2. CHANGES IN SECURITIES.

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Since July, 1997 the Company has failed to make a principal payment on an unsecured note payable in the amount of approximately $260,000 to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original note dated February 1, 1991 as amended which provides for monthly payments of principal and interest commencing on July 1, 1997. Interest on the note has been paid to date.

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

Date:  May 14, 1998   LEGACY SOFTWARE, INC.


                              /s/ WILLIAM E. SLINEY
                              ----------------------------------
                              William E. Sliney
                              Vice President and Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)