Form 10QSB
period 1998-06-30
LEGACY SOFTWARE INC
filed 1998-08-14
CIK 1007367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

There were 2,932,254 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 12, 1998.

                              LEGACY SOFTWARE, INC.

                                      INDEX

                                                                            Page No.
                                                                            --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

                Balance Sheets at June 30, 1998 and
                December 31, 1997

                Statements of Operations for the three
                months ended June 30, 1998 and 1997 and
                six months ended June 30, 1998 and 1997.

                Statements of Cash Flows for the six
                months ended June 30, 1998 and 1997

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits
              Exhibit 11
              Exhibit 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS



                                                                      JUNE 30            DECEMBER 31
                                                                        1998                 1997
                                                                     -----------         -----------
                                       ASSETS                        (Unaudited)

CURRENT ASSETS
      Cash and cash equivalents                                      $   66,359          $    14,464
      Accounts receivable, net of allowances for doubtful accounts
        of $12,500                                                       64,551              148,606
      Inventory                                                          17,281               22,320
      Other receivables                                                   1,167               21,016
      Other current assets                                                2,000               22,217
                                                                     ----------          -----------

      Total current assets                                              151,359              228,623
                                                                     ----------          -----------

Product development costs, net                                        1,222,964            1,255,570
Property and equipment, net                                              93,072              128,910
Other assets                                                              4,000                1,829
Investments in production joint ventures                                 48,647

                                                                     ----------          -----------
Total assets                                                         $1,520,042          $ 1,614,932
                                                                     ==========          ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                          $   75,217          $    74,033
      Product development advances                                       30,000
      Payable to former co-development partner                          500,000              480,000
      Deferred revenues                                                  12,006               43,010
      Notes payable and current portion of long-term debt               303,619              303,619
                                                                     ----------          -----------

      Total current liabilities                                         920,842              900,662
                                                                     ----------          -----------

LONG-TERM DEBT PRIMARILY FROM RELATED PARTIES,
                    net of current portion                              160,661              161,882

COMMITMENTS                                                                                        -

STOCKHOLDERS' EQUITY
      Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

      Common Stock, par value $.001 per share, 10,000,000 shares
        authorized: 2,655,002 shares issued and outstanding               2,921                2,654

      Additional paid in capital                                      7,240,521            7,060,788
      Accumulated deficit                                            (6,804,904)          (6,511,054)
                                                                     ----------          -----------

        Total stockholders' equity                                      438,539              552,388
                                                                     ----------          -----------

                                                                     $1,520,042          $ 1,614,932
                                                                     ==========          ===========

           See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                      THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                      ---------------------------               -------------------------
                                        1998              1997                     1998            1997
                                      ---------         ---------               ---------     -----------

REVENUE
   Royalties                          $  63,601         $  64,155               $ 192,510     $   106,932
   Software sales                         7,687            13,085                  15,810          16,252
   Corporate services                    19,500                 -                  61,500               -
                                      ---------         ---------               ---------     -----------

Total revenue                            90,788            77,240                 269,820         123,184
                                      ---------         ---------               ---------     -----------

COSTS AND EXPENSES
   Cost of royalties                      9,560                 -                  26,781               -
   Cost of software sales                 3,638             5,568                  14,200           8,068
   Product development                   13,428           297,751                  56,760         601,269
   General & administrative             187,943           408,713                 377,214         772,901
   Selling                               20,017           155,971                  44,574         235,145
                                      ---------         ---------               ---------     -----------

Total costs and expenses                234,586           868,003                 519,529       1,617,383
                                      ---------         ---------               ---------     -----------

LOSS FROM OPERATIONS                   (143,798)         (790,763)               (249,709)     (1,494,199)

INTEREST EXPENSE                         31,495            17,149                  44,140          31,283
                                              -                                        -
INTEREST INCOME                               -             5,134                       -          19,493
                                      ---------         ---------               ---------     -----------

NET LOSS                              ($175,293)        ($802,778)              ($293,849)    ($1,505,989)
                                      =========         =========               =========     ===========

NET LOSS PER COMMON SHARE
      BASIC                              ($0.07)           ($0.32)                 ($0.11)         ($0.60)
NET LOSS PER COMMON SHARE
      DILUTED                            ($0.07)           ($0.32)                 ($0.11)         ($0.60)

WEIGHTED AVERAGE COMMON STOCK
   SHARES OUTSTANDING
      BASIC                           2,655,002         2,525,729               2,655,002       2,524,442
      DILUTED                         2,655,002         2,525,729               2,655,002       2,524,442

            See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------
                                                             1998                  1997
                                                          ----------           -----------
Cash flows from operating activities:
   Net loss                                                ($293,849)          ($1,505,989)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of product development costs             32,606
        Depreciation                                          40,454                49,970
        (Gain) loss on disposal of property and
           equipment                                               -                  (157)

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                   84,055                (7,551)
   Other receivables                                          19,849                94,751
   Inventories                                                 5,039               (80,120)
   Other assets                                               18,046               (61,665)
   Accounts payable and accrued expenses                       1,184                (9,872)
   Deferred revenues                                         (31,004)              (29,063)

                                                          ----------           -----------
        Net cash used in operating activities               (123,620)           (1,549,696)
                                                          ----------           -----------

 Cash flows from investing activities:
   Note receivable                                                                 (50,000)
   Purchase of property and equipment                         (4,617)               (5,238)
   Proceeds from the disposition of property and                   -
       equipment                                                   -                 7,438
   Additions to product development costs                          -              (204,372)
   Investment in production joint ventures                   (48,647)

                                                          ----------           -----------
        Net cash used in investing activities                (53,264)             (252,172)
                                                          ----------           -----------

 Cash flows from financing activities
   Payments under line of credit                                   -               (35,250)
   Due to former co-development partner                       20,000
   Note payable                                                                     50,000
   Product development advances                               30,000
   Payments on notes payable and long term debt               (1,221)              (61,966)
   Proceeds from private placement for Common
        Stock                                                105,000
   Exercise of Common Stock Warrants                          75,000
   Issuance of stock under Employee
         Stock Purchase Plan                                       -                23,526
                                                          ----------           -----------
       Net cash provided by financing activities             228,779               (23,690)
                                                          ----------           -----------


 Increase (decrease) in cash and cash equivalents             51,895            (1,825,558)
 Cash and cash equivalents, at beginning of year              14,464             1,860,019
                                                          ----------           -----------
 Cash and cash equivalents, at end of period              $   66,359           $    34,461
                                                          ==========           ===========


Supplemental disclosure of cash flow information

       Cash paid during the period for:
         Interest                                         $   44,140           $    31,283
                                                          ----------           -----------
         Income taxes                                     $                    $         -
                                                          ----------           -----------


            See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)     Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and June 30, 1997, and the cash flows for the six months ended June 30, 1998 and June 30, 1997 are included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)   Financial Condition and Liquidity

     As of June 30, 1998, the Company had (i) never achieved operating profits,
(ii) had negative working capital of $769,483 and cash on hand of $66,359, (iii) total short term indebtedness of $803,619, and long term indebtedness of $160,661, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services,
(vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to five. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company is exploring several options including the issuing of additional equity securities, combining its operations with another entity and selling a significant portion of its assets.

     On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ Small Cap Exchange. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. To date the Company has not received notice of such a hearing. Based on instructions originally provided by NASDAQ the Company has initiated the following steps to maintain compliance:

     1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Legacy Common Stock.

     2. On June 23, 1998 EBC Trust Company ("EBC") converted 57,252 Warrants to purchase Legacy Common Stock at $1.31 per share thereby generating $75,000 for the Company.

     3. On June 30, 1998 a private placement for 210,000 shares of Legacy Common Stock was made by BK Trust at $0.50 per share generating $105,000 for the Company.

     4. In addition the Company is in the process of negotiating the following:

         a. the reduction of a $500,000 obligation to International Business Machines Corporation ("IBM") into a series of royalty payments from certain Legacy products formerly co-developed with IBM as well as products marketed by Legacy. The parties have agreed in principal to the following: (i) the payment of $25,000 by Legacy at the signing of a definitive agreement and; (ii) the payment to IBM of royalties totaling $175,000;

         b. the elimination of a $75,000 advance made by EBC in July, 1997 to the Company for a proposed acquisition which was terminated in September, 1997;

         c. an investment by a private investment group of up to $250,000 in the Company; and

         d. actively seeking a merger partner with sufficient resources to bring the Company into compliance with the NASDAQ requirements.

(3)  Termination of Distribution Agreement


     On July 31, 1997 the Company entered into a Distribution Agreement with Alpha Software Corporation ("Alpha Software") to distribute the Emergency Room Intern and the three case pack of the DA Pursuit of Justice titles. In accordance with the terms of the Agreement the Company will terminate this Agreement on the effective termination date of March 31, 1999.



(4)  Marketing Services Agreement

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

(5) Election of Chief Executive Officer and Director

     On June 30, 1998 the Board of Directors of the Company elected C. Robert Kline, Jr., Ph.D. Chief Executive Officer and a Director of the Company. Dr. Kline, with a distinguished career in business and education, brings to the Company an executive experienced in large and small high tech companies. Under Dr. Kline the Company plans to initiate programs to maximize the revenue potential of existing Legacy products for the balance of fiscal 1998 and to continue to pursue funding for joint ventures in future periods and potential combination candidates.



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




(6)  Earnings Per Share

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

Those factors, risks and uncertainties include, but are not limited to the Company's ability to generate or obtain additional capital resources to fund its operations and growth; the consummation of possible acquisitions or combinations; the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the continued emergence of the internet resulting in new competition and changing consumer demands; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs' in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software and gaming internet companies; and the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products). Additional information on these and other risk factors are included under the headings "Risk Factors" and elsewhere in this Form 10-QSB



Risk Factors

     Need for Additional Capital; Uncertainty as a Going Concern. As of June 30, 1998, the Company had (i) never achieved operating profits, (ii) had negative working capital of $769,483 and cash on hand of $66,359 (iii) total short term indebtedness of $803,619, and long term indebtedness of $160,661, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its Internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to five. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company is exploring several options including the issuing of additional equity securities, combining its operations with another entity and selling a significant portion of its assets.

     On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ Small Cap Exchange. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. To date the Company has not received notice of such a hearing. Based on instructions provided by NASDAQ the Company has initiated steps to maintain compliance. There can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

      Ability to Timely Consummate a Combination. The Company's ability to continue as a going concern may de dependent on its ability to consummate a combination. However, the Company's ability to consummate a combination may be impaired by the rules that require stockholder approval for certain combinations. Obtaining stockholder approval is a time-consuming process that includes sending out notification to brokers, preparing a disclosure document and sending out the disclosure document to stockholders to review and vote upon. The Company may not have the financial resources to survive this process. Failure to consummate a combination may have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Alpha Software Corporation for Substantially All the Company's Revenues. For the six months ended June 30, 1998, approximately 71% of the Company's total revenue was derived from Alpha Software on royalty revenue generated by the D.A. Pursuit of Justice and Emergency Room Intern titles. The royalty revenue from the Emergency Room title, a DOS-based product, diminished significantly over the course of 1997, as it faced increased competition from Windows-based products, and the royalty revenue from the D.A. Pursuit of Justice and Emergency Room Intern titles increased as these products entered the market in larger numbers. The Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the D.A. Pursuit of Justice title and the Company will terminate its Agreement with Alpha Software on March 31, 1999. If the Company is unable to develop other CD-ROM titles or other services, if the Company cannot find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's business, financial condition and results of operations. The agreement with Alpha Software terminates on March 31, 1999. The Company's revenues will be significantly reduced if the Company is unable to enter into an agreement with other distributors due to its dependence on Alpha Software. The termination of the distribution agreement with Alpha Software may have a material adverse effect on the Company's business, financial condition and results of operations.

     Significant Quarterly Fluctuations in Revenue and Operating Results and Related Factors. The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future based on a number of factors. Such factors include, but are not limited to, the size and rate of growth of the consumer edutainment and gaming software market, uncertainties relating to acquisitions and business combinations, market acceptance of the Company's products and those of its competitors, competition for shelf space and promotional support, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computer formats and platforms and the internet, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, delays in shipment, delays in royalty revenue received from Alpha Software or other distributors, the effect of personal computer sales, risks from limited protection of proprietary rights and significant price reductions in personal computer software, and consignment shipments of the Company's products. The Company expects to experience significant fluctuations in its quarterly operating results as a result of changes in the mix of products with varying profit margins sold by the Company from quarter to quarter and the timing of product introductions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, financial condition and results of operations in any quarter. The Company's expense levels are based, in part, on its expectations regarding future sales. As a result, operating results would be disproportionately adversely affected by a decrease in quarterly sales, the failure to meet the Company's sales expectations for any quarter or costs associated with sales of defective products, higher customer support costs and product returns.

     Competition. Each of the computer software development, internet technology and software retail distribution industries is intensely competitive. The Company's competitors in each industry range from small companies with limited resources to large, more established companies which have significantly greater assets and greater financial, technical and personnel resources than those of the Company. The Company expects competition to continue and increase in each of these market segments. The Company in its current financial condition cannot successfully compete in its market industries.

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

Results of Operations

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

     For the three months ended June 30, 1998, revenues increased from $77,240 for the three months ended June 30, 1997 to $90,788 for the three months ended June 30, 1998. This $13,548 increase was due primarily to a $19,500 increase in corporate services revenue, a division formed in January 1998, offset by decreases in royalty revenue of $554 and decreases in software sales of $5,398.

     Total cost of revenue for the three months ended June 30, 1998 increased by $7,630 compared to the three months ended June 30, 1997. This increase is primarily a result of an increase of $9,560 in cost of royalties associated with sales of the D.A. Pursuit of Justice and ER Intern titles. Cost of software sales decreased by $1,930 as a result of the decrease in software sales by the Company through distributors during the three month period ended June 30, 1998.

     Product development expenses, which are net of co-funded development expenses, decreased from $297,751 for the three months ended June 30, 1997 to $13,428, a decrease of 95%, for the three months ended June 30, 1998. The decrease in development expense is the result of the completion of the D.A. Pursuit of Justice, ER Intern and the Best of Emergency Room titles in July, 1997 and the Company cessation of future product development at that time.

     General and administrative expenses for the three months ended June 30, 1998 decreased by $220,770 or 54% to $187,943, from $408,713 for the three months ended June 30, 1997. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to five administrative personnel and implementing other operating cost reductions.

     Selling expenses of $20,017 for the three months ended June 30, 1998 decreased $135,954 or 87% from the $155,971 in the three month period ended June 30, 1997. This decrease is primarily related to decreases in salaries and promotional expenses related to the introduction of the D.A. Pursuit of Justice, the Best of Emergency Room and ER Intern titles and the Passport2Network all introduced in 1997.

     Interest expense increased from $17,149 to $31,495 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to an accrual of $20,000 in interest expense pending completion of a definitive agreement of the obligation to IBM. The Company had no interest income for the three months ended June 30, 1998 compared to $5,134 for the three months ended June 30, 1997 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.

For the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

     For the six months ended June 30, 1998, revenues increased from $123,184 for the six months ended June 30, 1997 to $269,820 for the six months ended June 30, 1998. This $146,636 increase was due primarily to a $61,500 increase in corporate services revenue, a division formed in January 1998. Royalty revenue increased from $106,932 for the six months ended June 30, 1997 to $192,510 for the six months ended June 30, 1998 due to sales of the Emergency Room Intern and DA Pursuit of Justice titles by Alpha Software in the first three months of 1998.

     Total cost of revenue for the six months ended June 30, 1998 increased by $32, 913 compared to the six months ended June 30, 1997. This increase is primarily a result of an increase of $27,781 in cost of royalties associated with sales of the D.A. Pursuit of Justice and ER Intern titles.

     Product development expenses, which are net of co-funded development expenses, decreased from $601,269 for the six months ended June 30, 1997 to $56,760, a decrease of 91%, for the six months ended June 30, 1998. The decrease in development expense is the result of the completion of the D.A. Pursuit of Justice, ER Intern and the Best of Emergency Room titles in July, 1997 and the Company cessation of future product development at that time.

     General and administrative expenses for the six months ended June 30, 1998 decreased by $395,687 or 51% to $377,214, from $772,901 for the six months ended June 30, 1997. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to five administrative personnel and implementing other operating cost reductions.

     Selling expenses of $44,574 for the six months ended June 30, 1998 decreased $190,571 or 81% from the $235,145 in the six month period ended June 30, 1997. This decrease is primarily related to decreases in salaries and promotional expenses related to the introduction of the D.A. Pursuit of Justice, the Best of Emergency Room and ER Intern titles and the Passport2Network all introduced in 1997.

     Interest expense increased from $31,283 to $44,140 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to an accrual of $20,000 in interest expense pending completion of a definitive agreement of the obligation to IBM offset by decreases in notes payable. The Company had no interest income for the six months ended June 30, 1998 compared to $19,493 for the six months ended June 30, 1997 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.


Liquidity and Capital Resources

     The Company had $123,620 in cash outflows from operating activities for the six months ended June 30, 1998 compared to cash outflows of $1,549,696 for the six months ended June 30, 1997. The decrease in net outflows of $1,426,076 between 1998 and 1997 operating cash flow primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $1,235,387; an increase in the change of deferred revenue of $1,941; an increase in the change in accounts receivable of $16,704; an increase in inventory of $85,159; a decrease in the change of accounts payable and accrued expenses of $11,056 and an increase in other assets of $79,711. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to five administrative personnel and implementing other operating cost reductions.

     Investing activities in the six months ended June 30, 1998 consisted of purchases of computer equipment totaling $4,617 compared to $5,238 for computer equipment in the six months ended June 30, 1997. Additions to product development costs of $204,372 were offset by $7,438 in disposition of property and equipment for the six months ended June 30, 1997

     The Company has cash inflows of $228,779 from financing activities for the six months ended June 30, 1998 compared to outflows of $23,690 for the six months ended June 30, 1997. Financing activities for the six months ended June 30, 1998 included an advance of $30,000 for use in project joint ventures, a private placement for Common Stock for $105,000, the exercise of Warrants for Common Stock for $75,000 and an increase of $20,000 in the accrual for the amount due a former co-development partner pending settlement of the obligation offset by payments of $1,221 of notes payable. This compares to payments under the Company's line of credit of $35,250 and payments of notes payable of $61,966 offset by a $50,000 note payable and $23,526 of Common Stock purchases under the Employee Stock Purchase Plan for the six months ended June 30, 1997.

     As of June 30, 1998, the Company had (i) never achieved operating profits,
(ii) had negative working capital of $769,483 and cash on hand of $66,359, (iii) total short term indebtedness of $803,619, and long term indebtedness of $160,661, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services,
(vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to five. Revenues from the Company's Emergency Room and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company is exploring several options including the issuing of additional equity securities, combining its operations with another entity and selling a significant portion of its assets.

     On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. To date the Company has not received notice of such a hearing. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ Small Cap Exchange. Based on instructions provided by NASDAQ the Company has initiated the following steps to maintain compliance:

     1. At the Annual Meeting of Stockholders on June 18,1998 the stockholders approved a one for three (1:3) reverse split of the Legacy Common Stock.

     2. On June 23, 1998 EBC Trust Company ("EBC") converted 57,252 Warrants to purchase Legacy Common Stock at $1.31 per share thereby generating $75,000 for the Company.

     3. On June 30, 1998 a private placement for 210,000 shares of Legacy Common Stock was made by BK Trust at $0.50 per share generating $105,000 for the Company.

     4. In addition the Company is in the process of negotiating the following:

         a. the reduction of a $500,000 obligation to International Business Machines Corporation ("IBM") into a series of royalty payments from certain Legacy products formerly co-developed with IBM as well as products marketed by Legacy in 1998. The parties have agreed in principal to the following: (i) the payment of $25,000 by Legacy at the signing of a definitive agreement and; (II) the payment to IBM of royalties totaling $175,000.

         b. the elimination of a $50,000 advance made by EBC in July, 1997 to the Company for a proposed acquisition which was terminated in September, 1997;

         c. an investment by a private investment group of up to $250,000 in the Company; and

         d. actively seeking a merger partner with sufficient resources to bring the Company into compliance with the NASDAQ requirements.

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

     Since July, 1997 the Company has failed to make a principal payment on an unsecured note Payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original Note dated February 1, 1991 as amended which provides for monthly payments of principal and interest commencing on July 1, 1997. In March, 1998 the Company failed to make principal payments aggregating $5,435 to two other related parties. Interest on all the debt has been paid to date.

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



ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held on June 18, 1998. The directors elected at the meeting were:

                                      For         Against      Withheld
                                      ---         -------      --------
           Ariella J. Lehrer, Ph.D.   2,141,443                  14,645

           William E. Sliney          2,141,788                  14,300
           Ivan M. Rosenberg, Ph.D.   2,142,088                  14,000
           C. Robert Kline, Jr. Ph.D. 2,142,088                  14,000

           Approval of the Company's Restated Certificate of Incorporation to effect a one for three reverse stock split of the Company's issued and outstanding Common Stock:

                                      For         Against      Withheld
                                      ---         -------      --------
                                      2,125,588    26,300        4,200

           Ratification of the selection of BDO Seidman, LLP as the Company's independent accountants for the fiscal year ended December 31, 1998:

                                      For         Against      Withheld
                                      ---         -------      --------
                                      2,145,588     4,300        6,200

           The foregoing matters are described in detail in the Company's proxy statement dated April 30, 1998 for the 1998 Annual Meeting of Stockholders.

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

Date:  August 14, 1998     LEGACY SOFTWARE, INC.


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