Form 10QSB
period 1998-09-30
LEGACY SOFTWARE INC
filed 1998-11-13
CIK 1007367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                              LEGACY SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                 95-456-1156
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

      5757 W. Century Blvd., Suite 700
          Los Angeles, California                             90045
  (Address of principal executive offices)                  (Zip Code)

                                 (310) 348-7266
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X         No


There were 3,334,084 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 10, 1998.

                              LEGACY SOFTWARE, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

                Balance Sheets at September 30, 1998 and
                December 31, 1997                                              3

                Statements of Operations for the three
                months ended September 30, 1998 and 1997 and
                nine months ended September 30, 1998 and 1997.                 4

                Statements of Cash Flows for the nine
                months ended September 30, 1998 and 1997                       5

                Notes to Condensed Financial Statements                        7

Item 2.  Management's Discussion and Analysis or Plan of Operations           10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

Exhibits
              Exhibit 11                                                      19
              Exhibit 27                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              LEGACY SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30          DECEMBER 31
                                                                        1998                 1997
                                                                     -----------         -----------
                                       ASSETS                        (Unaudited)

CURRENT ASSETS
      Cash and cash equivalents                                     $ 1,993,506          $    14,464
      Accounts receivable, net of allowances for doubtful accounts
        of $12,500                                                       39,381              148,606
      Inventory                                                          16,597               22,320
      Other receivables                                                                       21,016
      Other current assets                                               20,000               22,217
                                                                     ----------          -----------
      Total current assets                                            2,069,484              228,623
                                                                     ----------          -----------

Product development costs, net                                          618,858            1,255,570
Property and equipment, net                                              67,366              128,910
Other assets                                                              5,400                1,829
Investments in production joint venture                                  23,047
                                                                     ----------          -----------
Total assets                                                        $ 2,784,155          $ 1,614,932
                                                                     ==========          ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $   160,308          $    74,033
      Advances for products and operations                               44,317                    -
      Payable to former co-development partner                          100,000              480,000
      Deferred revenues                                                   2,726               43,010
      Notes payable and current portion of long-term debt               174,516              303,619
                                                                     ----------          -----------
      Total current liabilities                                         481,867              900,662
                                                                     ----------          -----------

LONG-TERM DEBT PRIMARILY FROM RELATED PARTIES,
                    net of current portion                              120,750              161,882

COMMITMENTS                                                                   -                    -

STOCKHOLDERS' EQUITY
      Preferred Stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding

      Common Stock, par value $.001 per share, 10,000,000 shares authorized; 3,334,084 and 2,655,002 shares issued and
        outstanding                                                       3,334                2,654

      Additional paid in capital                                      9,440,108            7,060,788
      Accumulated deficit                                            (7,261,904)          (6,511,054)
                                                                     ----------          -----------
        Total stockholders' equity                                    2,181,538              552,388
                                                                     ----------          -----------

                                                                    $ 2,784,155          $ 1,614,932
                                                                     ==========          ===========

            See accompanying notes to condensed financial statements.

                              LEGACY SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                    THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------               -------------------------
                                        1998              1997                     1998            1997
                                      ---------         ---------               ---------     -----------
REVENUE
   Royalties                          $  11,216         $  82,096               $ 203,726     $   189,029
   Software sales                        22,830            33,718                  38,587          49,969
   Corporate services                    18,500                 -                  80,000               -
                                      ---------         ---------               ---------     -----------

Total revenue                            52,546           115,814                 322,313         238,998
                                      ---------         ---------               ---------     -----------

COSTS AND EXPENSES
   Cost of royalties                    604,253            35,148                 631,034          35,148
   Cost of software sales                14,598            23,311                  28,798          31,379
   Product development                   30,684            10,640                  87,444         611,910
   General & administrative             277,164           174,159                 654,378         947,060
   Selling                               31,278            16,553                  75,852         251,697
                                      ---------         ---------               ---------     -----------

Total costs and expenses                957,977           259,811               1,477,506       1,877,194
                                      ---------         ---------               ---------     -----------

LOSS FROM OPERATIONS                   (905,431)         (143,997)             (1,155,193)     (1,638,196)

INTEREST EXPENSE                           (495)          (12,147)                (43,591)        (43,340)
                                              -                                        -
INTEREST INCOME                               -                54                      -           19,457

OTHER INCOME                            147,935                 -                 147,935               -
                                       ---------         ---------               ---------     -----------
LOSS BEFORE EXTRAORDINARY ITEM         (757,001)         (156,090)             (1,050,849)     (1,662,079)

EXTRAORDINARY ITEM                      300,000                 -                 300,000               -
                                       ---------         ---------               ---------     -----------

NET LOSS                              ($457,001)        ($156,090)              ($750,849)    ($1,662,079)
                                       =========         =========               =========     ===========

NET LOSS PER COMMON SHARE
    BASIC AND DILUTED
      BEFORE EXTRAORDINARY ITEM          ($0.63)           ($0.18)                 ($1.06)         ($1.96)
      EXTRAORDINARY ITEM                   0.25                 -                    0.30               -
      AFTER EXTRAORDINARY ITEM           ($0.38)           ($0.18)                 ($0.76)         ($1.96)

WEIGHTED AVERAGE COMMON STOCK
   SHARES OUTSTANDING
      BASIC AND DILUTED               1,206,403           864,326                 993,310         849,173

            See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                             1998                  1997
                                                          ----------           -----------
Cash flows from operating activities:
   Net loss                                                ($750,849)          ($1,662,079)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of product development costs            636,712                     -
        Depreciation                                          60,596                74,776
        Due former co-development partner                   (300,000)                    -
        (Gain) loss on disposal of property and
           equipment                                               -                  (157)
        (Gain) on sale of assets and assumption of
           debt by third party                              (147,935)                    -

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                  109,225              (103,708)
   Other receivables                                          21,016               102,700
   Inventories                                                 5,723               (70,600)
   Other assets                                               (1,354)              (32,258)
   Accounts payable and accrued expenses                      86,276               (74,351)
   Deferred revenues                                         (40,284)              (21,628)
                                                          ----------           -----------
        Net cash used in operating activities               (320,874)           (1,787,305)
                                                          ----------           -----------
 Cash flows from investing activities:
   Note receivable                                                 -               (50,000)
   Purchase of property and equipment                         (4,617)               (5,238)
   Proceeds from the disposition of property and
       equipment                                               1,364                 7,438
   Additions to product development costs                          -              (171,253)
   Investment in production joint ventures                   (78,647)                    -
                                                          ----------           -----------
        Net cash used in investing activities                (81,900)             (219,053)
                                                          ----------           -----------
 Cash flows from financing activities
   Payments under line of credit                                   -               (35,250)
   Note payable                                                                     75,000
   Advances for product development and operations            44,317                     -
   Payments on notes payable and long term debt              (42,501)              (62,780)
   Proceeds from private placements for Common
        Stock                                              2,305,000                     -
   Exercise of Common Stock Warrants                          75,000               162,500
   Issuance of stock under Employee
         Stock Purchase Plan                                       -                23,526
                                                          ----------           -----------
       Net cash provided by financing activities           2,381,816               162,996
                                                          ----------           -----------

 Increase (decrease) in cash and cash equivalents          1,979,042            (1,843,362)
 Cash and cash equivalents, at beginning of year              14,464             1,860,019
                                                          ----------           -----------
 Cash and cash equivalents, at end of period              $1,993,506           $    16,657
                                                          ==========           ===========
Supplemental  disclosure of cash flow information
   a. Cash paid during the period
      for:
         Interest                                         $   43,591           $    43,340
                                                          ----------           -----------
         Income taxes                                     $        -           $         -
                                                          ----------           -----------


b.    Non-cash transactions
      Sale of assets of $59,800 and issue of a
      note for $108,099 less assumption of $315,834 of
      debt by a third party                               $  147,935           $         -
                                                          ----------           ------------
             Reduction of debt by former co-development
                partner                                   $  300,000           $         -
                                                          ----------           ------------

            See accompanying notes to condensed financial statements

                              LEGACY SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and September 30, 1997, and the cash flows for the nine months ended September 30, 1998 and September 30, 1997 are included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)   Proposed Acquisition of Videocall International Corporation

      On September 8, 1998 the Company and Videocall International Corporation ("Videocall") announced that the two companies had entered into a Letter of Intent for Legacy to purchase the common shares of Videocall in exchange for Legacy common and preferred stock. On September 14, 1998 the two companies signed an Agreement and Plan of Merger ("Merger Plan") detailing the terms of the transaction. Videocall is a worldwide provider of videocalling services to business and consumers. Videocall is in the process of developing international locations through strategic partnerships and, through a relationship with PictureTel Corporation, using PictureTel's Swiftsites for the videocalling site hardware and software. The Board of Directors of the Company and the Board of Directors of Videocall have approved the acquisition. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for stockholder approval of the Merger Plan. Upon the approval by stockholders it is the intent of Legacy to exit the CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations.

      Prior to stockholder approval of the acquisition of Videocall by the Company Videocall has entered in Letters of Intent to purchase all of the assets of two companies as explained below.

      On September 28, 1998 Videocall signed a Letter of Intent to purchase all the assets and assume all of the liabilities of Town and Country Village West from Sacramento Results, Inc. of Mesa Arizona. The commercial property comprises 130,000 square feet, with 114,000 net leasable feet on
      6.36 acres of land with an appraised property value of $ 9.9 million. Videocall will use a portion of the available office space to establish a Western US operations center. It is intended that this transaction will be consummated with stock of the Company and cash subsequent to the stockholder approval of the Merger Plan.

      On October 19, 1998 Videocall signed a Letter of Intent to acquire all the assets and assume all the liabilities of Phobos Phone Bureaus Limited of London, England (`Phobos"). Phobos is a provider of a proprietary telecommunications calling system to UK based telephone-calling centers. Phobos currently has 70 installations in operation in the UK. It is intended that this transaction will be consummated with stock of the Company subsequent to the stockholder approval of the Merger Plan.

      In accordance with the terms of the September 8, 1998 Letter of Intent and as provided in the Merger Plan Michael J. Zwebner was elected Chairman of the Board of Directors of the Company and Ariella J. Lehrer, Ph.D. resigned as Chairwoman of the Board. Dr. Lehrer resigned to form Legacy Interactive, Inc. ("Interactive") and as a condition of the transaction the Company entered into an agreement to sell certain assets to Interactive and Interactive assumed certain debt from the Company. In addition to Mr. Zwebner the Company elected Alexander H. Walker, Jr., Michael Cuzner-Charles and Eugene A. Rosov to fill existing vacancies on the board.

      In order to insure a smooth transition of management and direction of the merged companies C. Robert Kline, Jr., Ph.D., Ivan M. Rosenberg, Ph.D. and William E. Sliney resigned as members of the Board of Directors effective October 9, 1998. In addition on the same date Dr. Kline resigned as Chief Executive Officer and Mr. Sliney resigned as Vice President and Chief Financial Officer.

      On November 6, 1998 the Company elected David B. Hurwitz to the Board of Directors filling a vacancy. The Company also gave Eugene A. Rosov, President the additional title of Chief Executive Officer and C. Harold Snyder was named the Chief Financial Officer.

(3)   Notification by NASDAQ of Failure to Maintain Minimum Listing Requirements

     On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance:

     1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Legacy Common Stock.

     2. On June 23, 1998 EBC Trust Company ("EBC") exercised 57,252 Warrants to purchase Legacy Common Stock at $1.31 per share thereby generating $75,000 for the Company.

     3. On June 30, 1998 a private placement for 210,000 shares of Legacy Common Stock was made by DK Trust at $0.50 per share generating $105,000 for the Company.

     4. On September 4, 1998 a private placement of $200,000 for 400,000 shares of Legacy Common Stock was made in accordance with the terms of the Legacy/Videocall Letter of Intent signed on that date.

     5. On September 14, 1998 the Company and IBM signed an agreement whereby the $500,000 balance owed IBM was reduced to $200,000 and a payment of $25,000 was made on that date. Subsequent payments of $25,000 will be made in each calendar quarter until the debt of $175,000 is paid off. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

     6. In addition on September 14, 1998 the Company entered into an Agreement of Sale between the Company and Legacy Interactive Inc. ("Interactive"), a company currently owned by the former Chairperson of Legacy, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.

     7. On September 22, 1998 a private placement of $2,000,000 for 1,960,000 shares of Legacy Common Stock was made by third party investors into the Company to provide additional capital to the Company for use in the merged Legacy/Videocall operations.

(4)   Financial Condition and Liquidity


     Prior to the $2,200,000 private placements made in conjunction with the proposed merger with Videocall and the reduction of indebtedness resulting from the settlement with IBM and the sale of certain assets plus assumption of debt by Interactive the Company (i) had never achieved operating profits, (ii) had negative working capital and limited cash on hand, (iii) had significant short and long term indebtedness, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room title and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Without the infusion of funds in conjunction with the Videocall transaction and given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern.


(5)   Termination of Distribution Agreement

     On July 31, 1997 the Company entered into a Distribution Agreement with Alpha Software Corporation ("Alpha Soft") to distribute the Emergency Room Intern and the three case pack of the DA Pursuit of Justice titles. By mutual agreement the Company and Alpha Soft signed a Settlement Agreement and General Release which will terminate the Distribution Agreement on December 31, 1998.

(6)   Marketing Services Agreement

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

     The Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its proposed acquisition of Videocall, its exit from the CD-ROM software development activities and focus entirely on Videocall operations, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of such additional funding will be adequate to meet its fiscal 1998 working capital needs, however, there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events. In addition, there can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

(7)   Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. For The three and nine months ended September 30, 1998 and 1997 all outstanding options and warrants were not included in diluted earnings per share since they were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to the Company's ability to generate or obtain additional capital resources to fund its operations and growth; the consummation of possible acquisitions or combinations; the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the continued emergence of the internet resulting in new competition and changing consumer demands; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment in the consumer software and edutainment industry; the possibility of programming errors or other "bugs" in the Company's software games and Internet technology; the Company's ability to establish itself successfully as a software developer, publisher and distributor; the emergence of competition from new and existing software and gaming internet companies; and the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products). Additional information on these and other risk factors are included under the headings "Risk Factors" and elsewhere in this Form 10-QSB.


Risk Factors

         Need for Additional Capital; Uncertainty as a Going Concern. Prior to the $2,200,000 private placements made in conjunction with the proposed merger with Videocall and the reduction of indebtedness resulting from the settlement with IBM and the sale of certain assets plus assumption of debt by Interactive the Company (i) had never achieved operating profits, (ii) had negative working capital and limited cash on hand, (iii) had significant short and long term indebtedness, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services,
(vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room title and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Without the infusion of funds in conjunction with the Videocall transaction and given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern.

On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance:

     1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Legacy Common Stock.

     2. On June 23, 1998 EBC Trust Company ("EBC") exercised 57,252 Warrants to purchase Legacy Common Stock at $1.31 per share thereby generating $75,000 for the Company.

     3. On June 30, 1998 a private placement for 210,000 shares of Legacy Common Stock was made by DK Trust at $0.50 per share generating $105,000 for the Company.

     4. On September 4, 1998 a private placement of $200,000 for 400,000 shares of Legacy Common Stock was made in accordance with the terms of the Legacy/Videocall Letter of Intent signed on that date.

     5. On September 14, 1998 the Company and IBM signed an agreement whereby the $500,000 balance owed IBM was reduced to $200,000 and a payment of $25,000 was made on that date. Subsequent payments of $25,000 will be made in each calendar quarter until the debt of $175,000 is paid off. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

     6. In addition on September 14, 1998 the Company entered into an Agreement of Sale between the Company and Legacy Interactive Inc. ("Interactive"), a company currently owned by the former Chairperson of Legacy, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.

     7. On September 22, 1998 a private placement of $2,000,000 for 1,960,000 shares of Legacy Common Stock was made by third party investors into the Company to provide additional capital to the Company for use in the merged Legacy/Videocall operations.

     Based on instructions provided by NASDAQ the Company has initiated steps to maintain compliance. There can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

      Dependence on Alpha Software Corporation for Substantially All the Company's Revenues. For the nine months ended September 30, 1998, approximately 63% of the Company's total revenue was derived from Alpha Soft on royalty revenue generated by the D.A. Pursuit of Justice and Emergency Room Intern titles. The royalty revenue from the Emergency Room title, a DOS-based product, diminished significantly over the course of 1997, as it faced increased competition from Windows-based products, and the royalty revenue from the D.A. Pursuit of Justice and Emergency Room Intern titles increased as these products entered the market in larger numbers. The Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the D.A. Pursuit of Justice title. If the Company is unable to develop other CD-ROM titles or other services, if the Company cannot find alternative distribution arrangements for its present or future titles, or if the Company's other products and services, if any, do not receive market acceptance, there will be a material adverse effect on the Company's business, financial condition and results of operations. The agreement with Alpha Soft terminates on December 31, 1998. The Company's revenues will be significantly reduced if the Company is unable to enter into an agreement with other distributors due to its dependence on Alpha Soft. The termination of the distribution agreement with Alpha Soft may have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition. Each of the computer software development, internet technology and software retail distribution industries is intensely competitive. The Company's competitors in each industry range from small companies with limited resources to large, more established companies which have significantly greater assets and greater financial, technical and personnel resources than those of the Company. The Company expects competition to continue and increase in each of these market segments. The Company in its current financial condition cannot successfully compete in its market industries. Upon the approval by stockholders of the Merger Plan it is the intent of the Company to exit the CD-ROM software development activities and focus entirely on the Videocall teleconferencing industry.

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


Results of Operations

     For the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

     For the three months ended September 30, 1998, revenues decreased from $115,814 for the three months ended September 30, 1997 to $52,546 for the three months ended September 30, 1998. This $63,268 decrease was due primarily to a $70,880 decrease in royalty revenue due to lower sales of ER Intern and DA Pursuit of Justice by Alpha Soft, and a decrease of $10,888 in software sales offset by an increase of $18,500 in corporate services revenue, a division formed in January 1998.

     Total  cost of  revenue  for the three  months  ended  September  30,  1998 increased by $560,392 compared to the three months ended September 30, 1997. This increase is primarily a result of the Company recording a charge of $600,000 to the product development costs associated with the DA Pursuit of Justice title based on lower forecasted sales of the title in CD-ROM form by the Company and the termination of the Distribution Agreement with Alpha Soft on December 31, 1998. The Company has been developing a DVD version of the DA Pursuit of Justice title and is currently in negotiations with third parties to sell the title or to enter into a licensing distribution agreement to market the DVD version through a third party. This was offset by a decrease of in cost of royalties associated with sales of the DA Pursuit of Justice and ER Intern titles of $30,895 from the three months ended September 30, 1997 due to lower sales of the titles. Cost of software sales decreased by $8,713 as a result of the decrease in software sales by the Company through distributors during the three month period ended September 30, 1998.

     Product development expenses, which are net of co-funded development expenses, increased from $10,640 for the three months ended September 30, 1997 to $30,684 for the three months ended September 30, 1998. The increase in development expense is the result of costs associated with the development of a DA - DVD version of current DA Pursuit of Justice title costs associated with the Corporate Services contracts.

     General and administrative expenses for the three months ended September 30, 1998 increased by $103,005 to $277,164 from $174,159 for the three months ended September 30, 1997. This increase is primarily due to an increase in professional fees, the costs related to public companies and funds spent on potential acquisitions.

     Selling expenses of $31,278 for the three months ended September 30, 1998 increased $14,725 from the $16,553 in the three month period ended September 30, 1997. This increase is primarily related to customer service and technical support expenses associated with ER Intern and other Company supported products.

     Interest expense decreased from $ 12,147 to $(495) for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to the assumption of debt by Interactive in the month of September and the settlement agreement with IBM. The Company had no interest income for the three months ended September 30, 1998 compared to $ 54 for the three months ended September 30, 1997 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.

      Other income of $147,935 for the three months ended September 30, 1998 is due to the net amount of the sale of certain assets to Interactive and the assumption of certain debt by Interactive on September 14, 1998.

      Extraordinary income for the three months ended September 30, 1998 is due to the cancellation of debt of $ 300,000 as a result of the Company and IBM signing a Payment Agreement relating to the licensing and distribution agreements between the two companies for the Emergency Room and District Attorney titles formerly co-developed with IBM. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

     For the nine months ended September 30, 1998, revenues increased from $238,998 for the nine months ended September 30, 1997 to $322,313, an increase of 35% for the nine months ended September 30, 1998. This $83,315 increase was due primarily to a $80,000 increase in corporate services revenue, a division formed in January 1998. Royalty revenue increased from $189,029 for the nine months ended September 30, 1997 to $203,726 for the nine months ended September 30, 1998 due to sales of the Emergency Room Intern and DA Pursuit of Justice titles by Alpha Soft in the first nine months of 1998. Software sales decreased by $11,382 in the nine months ended September 30, 1998 to $38,587 from $49,969 for the nine months ended September 30, 1997 due to decreasing sales of products sold by the Company through distributors.

     Total cost of revenue for the nine months ended September 30, 1998 increased by $593,305 compared to the nine months ended September 30, 1997. This increase is primarily a result of the Company recording a charge of $600,000 to the product development costs associated with the DA Pursuit of Justice title based on lower forecasted sales of the title in CD-ROM form by the Company and the termination of the Distribution Agreement with Alpha Soft on December 31, 1998. The Company has been developing a DVD version of the DA Pursuit of Justice title and is currently in negotiations with third parties to sell the title or to enter into a licensing distribution agreement to market the DVD version through a third party.. This was offset by a decrease of $4,114 in cost of royalties associated with sales of the D.A. Pursuit of Justice and ER Intern titles and a decrease of $2,581 in the cost of Company distributed products.

     Product development expenses, which are net of co-funded development expenses, decreased from $611,910 for the nine months ended September 30, 1997 to $87,444, a decrease of 86%, for the nine months ended September 30, 1998. The decrease in development expense is the result of the completion of the Best of Emergency Room titles in July, 1997 and the Company's cessation of future product development at that time.

     General and administrative expenses for the nine months ended September 30, 1998 decreased by $292,682 or 31% to $654,378 from $947,060 for the nine months ended September 30, 1997. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

     Selling expenses of $75,852 for the nine months ended September 30, 1998 decreased $175,845 or 70% from the $251,697 in the nine month period ended September 30, 1997. This decrease is primarily related to decreases in salaries and promotional expenses related to the introduction of the D.A. Pursuit of Justice, the Best of Emergency Room and ER Intern titles and the Passport2Network all introduced in 1997.

     Interest expense increased from $43,340 to $43,591 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The Company had no interest income for the nine months ended September 30, 1998 compared to $19,457 for the nine months ended September 30, 1997 primarily as a result of a decrease in funds available for investment since the Company's initial public offering in May 1996.

      Other income of $147,935 for the nine months ended September 30, 1998 is due to the net amount of the sale of certain assets to Interactive and the assumption of certain debt by Interactive on September 14, 1998.

 Extraordinary income for the nine months ended September 30, 1998 is due to the cancellation of debt of $ 300,000 as a result of the Company and IBM signing a Payment Agreement relating to the licensing and distribution agreements between the two companies for the Emergency Room and District Attorney titles formerly co-developed with IBM. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

Liquidity and Capital Resources

     The Company had $320,874 in cash outflows from operating activities for the nine months ended September 30, 1998 compared to cash outflows of $1,787,305 for the nine months ended September 30, 1997. The decrease in net operating cash outflows of $1,466,431 between 1998 and 1997 primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $1,233,919; an decrease in the change of deferred revenue of $40,284; an decrease in the change in accounts receivable and other receivables of $130,241; an decrease in inventory of $5,723; an increase in other assets of $1,354 and a increase in the change of accounts payable and accrued expenses of $86,275. This decrease is primarily due to the Company ceasing all costs associated with development of new titles; significantly curtailing its internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to four administrative personnel and implementing other operating cost reductions.

     Investing activities in the nine months ended September 30, 1998 consisted of purchases of computer equipment totaling $4,617, disposals of computer equipment of $1,364 and an investment in a production joint ventures of 78,647. In the nine months ended September 30, 1997 additions to product development costs of $171,253, purchase of computer equipment of $5,238 and a note receivable of $50,000 were offset by $7,438 in disposition of property and equipment.

     The Company has cash inflows of $2,381,616 from financing activities for the nine months ended September 30, 1998 compared to inflows of $162,996 for the nine months ended September 30, 1997. Financing activities for the nine months ended September 30, 1998 included advances of $44,317 for use in project joint ventures and operations, three private placements for Common Stock for $2,305,000, the exercise of Warrants for Common Stock for $75,000 offset by payments on notes payable of $42,501. This compares to payments under the Company's line of credit of $35,250 and payments of notes payable of $62,780 offset by a $75,000 note payable, exercise of common stock warrants of $162,500 and $23,526 of Common Stock purchases under the Employee Stock Purchase Plan for the nine months ended September 30, 1997.

Prior to the $2,200,000 private placements made in conjunction with the proposed merger with Videocall and the reduction of indebtedness resulting from the settlement with IBM and the sale of certain assets plus assumption of debt by Interactive the Company (i) had never achieved operating profits, (ii) had negative working capital and limited cash on hand, (iii) had significant short and long term indebtedness, (iv) ceased development of new titles pending the generation of additional working capital or the implementation of subcontractor relationships on terms that permit payments to be made by the Company when it has cash available to make such payments, (v) curtailed its internet gaming services, (vi) closed one of its business offices, (vii) significantly reduced marketing and public relations efforts, and (viii) reduced its total number of employees to four. Revenues from the Company's Emergency Room title and derivatives thereof are continuing to decrease, and revenues from the D.A. Pursuit of Justice title have been lower than expected. The Company has incurred net losses since inception and expects to continue to operate at a loss during 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's ability to maintain operations in the near term and to achieve positive cash flow in the future depends on a variety of factors. Without the infusion of funds in conjunction with the Videocall transaction and given the Company's current working capital deficiency and lack of cash resources, should the Company be unable to obtain additional funding to supply its near-term cash requirements, there is substantial doubt as to the Company's ability to continue as a going concern.

On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance:

     1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Legacy Common Stock.

     2. On June 23, 1998 EBC Trust Company ("EBC") exercised 57,252 Warrants to purchase Legacy Common Stock at $1.31 per share thereby generating $75,000 for the Company.

     3. On June 30, 1998 a private placement for 210,000 shares of Legacy Common Stock was made by DK Trust at $0.50 per share generating $105,000 for the Company.

     4. On September 4, 1998 a private placement of $200,000 for 400,000 shares of Legacy Common Stock was made in accordance with the terms of the Legacy/Videocall Letter of Intent signed on that date.

     5. On September 14, 1998 the Company and IBM signed an agreement whereby the $500,000 balance owed IBM was reduced to $200,000 and a payment of $25,000 was made on that date. Subsequent payments of $25,000 will be made in each calendar quarter until the debt of $175,000 is paid off. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

     6.In addition on September 14, 1998 the Company entered into an Agreement of Sale between the Company and Legacy Interactive Inc. ("Interactive"), a company currently owned by the former Chairperson of Legacy, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.

     7. On September 22, 1998 a private placement of $2,000,000 for 1,960,000 shares of Legacy Common Stock was made by third party investors into the Company to provide additional capital to the Company for use in the merged Legacy/Videocall operations.

     Based on instructions provided by NASDAQ the Company has initiated steps to maintain compliance. There can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

     The Company believes that, together with a successful effort to obtain additional funding for its near-term cash needs, its proposed acquisition of Videocall, its exit from the CD-ROM software development activities and focus entirely on Videocall operations, its operating plan and efforts to reduce operating expenses, in conjunction with acquisition of such additional funding will be adequate to meet its fiscal 1998 working capital needs, however, there can be no assurance that the Company will be able to obtain such funding, or that it will not experience liquidity problems caused by adverse market conditions and other unfavorable events. In addition, there can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements and if it does maintain compliance that, in its current financial condition, it can continue to be in compliance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 18, 1997, the U.S. Securities and Exchange Commission ("SEC") issued a subpoena deces tecum to the Custodian of Records of the Company and other parties. The subpoenas were issued in connection with the SEC's formal investigation entitled In the Matter of Reynolds Kendrick Stratton, Inc., File No. LA-752 (the "Investigation"). The Investigation appears to center around activities of JB Oxford Holdings, Inc., a broker-dealer, which is the successor to Reynolds Kendrick Stratton, Inc., and was the underwriter of the Company's initial public offering. The SEC has indicated that it expects to take the testimony of the Company and other parties at some point in the future. The Company has no reason to conclude that it is a target of the Investigation.

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

            Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are included herewith:

              Exhibit 11 -  Computation of Weighted Average  Common Stock Share
                            Outstanding

              Exhibit 27 -   Financial Data Schedule

         (b) The Company filed a Form 8-K on September 14, 1998 under Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November ____, 1998 LEGACY SOFTWARE, INC.


                                    /s/ C. Harold Snyder
                                    --------------------
                                    C. Harold Snyder
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)