Form 10KSB
period 1998-12-31
TALK VISUAL CORP
filed 1999-04-08
CIK 1007367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT


 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                                    OF 1934

                         Commission File Number 0-28330

                            TALK VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)

                             LEGACY SOFTWARE, INC.
            (Former name of registrant as specified in its charter)


           Delaware                                95-456-1156
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

      One Canal Park - 3rd Floor
       Cambridge, Massachusetts                          0214
(Address of principal executive offices)               (Zip Code)

 5757 W. Century Boulevard, Suite 700
    Los Angeles, California                              90045
(Former address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code: (617) 679-0300

   Registrant's former telephone number, including area code: (310) 348-7266

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                                                  Name of exchange on
    Title of each class                            which registered
Common Stock, $.001 par value                   NASDAQ SmallCap Market

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

  As of March 23, 1999, there were 3,714,435 shares of the registrant's Common Stock outstanding. The aggregate market value (based on the average bid and asked prices of the Common Stock on the NASDAQ Small Cap Market) of the voting stock held by non-affiliates of the registrant on March 23, 1999 was $ 11,816,924.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders which is scheduled for May 24, 1999 have been incorporated by reference into Part III of this Report

                                     PART I
ITEM 1.  Description of Business

  Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the registrant "expects" "estimates" "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange
Act), and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the registrant's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the registrant's ability to (i) consumate the proposed Merger with Videocall International Corporation, in order to continue operating as a going concern, and if such a business combination or strategic alliance is effected, can the new entity achieve its' business plan; the registrant's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail acceptance of the registrant's products; the registrant's ability to adapt and expand its product offerings; growth rates of the registrant's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures in the competitive environment; the consummation of possible acquisitions; and the registrant's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-KSB.

Proposed Acquisition of Videocall International Corporation

On September 8, 1998 Legacy Software, Inc., renamed Talk Visual Corporation February 26, 1999 (the "Company") and Videocall International Corporation ("Videocall") announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed an Agreement and Plan of Merger ("Merger Plan") detailing the terms of the transaction, whereby Videocall will merge (the "Merger") with a newly formed, wholly owned subsidiary of the Company. Videocall is a development stage company formed to provide videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and wholy owned outlets. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for Company stockholder approval of the Merger Plan. Upon the approval by stockholders it is the intent of the Company to exit its' CD-ROM software development activities, to determine the economic value of sale or retention of existing products and to focus entirely on Videocall operations.

Prior to stockholder approval of the acquisition of Videocall by the Company Videocall has entered into Letters of Intent to purchase all of the assets of two companies as explained below.

On September 28, 1998 Videocall signed a Letter of Intent to purchase all the assets and assume all of the liabilities of Town and Country Village West from Sacramento Results, Inc., of Mesa Arizona. The commercial property comprises 130,000 square feet, with 114,000 net leasable feet on 6.36 acres of land with an appraised property value of $ 9.9 million. Videocall will use a portion of the available office space to establish a Western US operations center. It is intended that this transaction will be consummated with stock of the Company and cash subsequent to the stockholder approval of the Merger Plan.

On October 19, 1998 Videocall signed a Letter of Intent to acquire all the assets and assume all the liabilities of Phobos Phone Bureaus Limited of London, England ("Phobos"). Phobos is a provider of a proprietary telecommunications calling system to UK based telephone-calling centers. Phobos currently has 70 installations in operation in the UK. It is intended that this transaction will be consummated with stock of the Company subsequent to the stockholder approval of the Merger Plan.

The Company has agreed to issue 600,000 shares of stock and 1,800,000 options to parties responsible for the introduction of the Company to Videocall. The options are exercisable at twenty five cents per share and expire three years from the issue date. Additionally, Videocall has agreed to issue 1,200,000 shares in connection with the Merger Plan to parties responsible for the introduction of Videocall to the Company. Both equity obligations take effect on the consumation of the Merger.

In accordance with the terms of the September 8, 1998 Letter of Intent and as provided in the Merger Plan, Michael J. Zwebner was elected Chairman of the Board of Directors of the Company and Ariella J. Lehrer, Ph.D. resigned as Chairwoman of the Board. Dr. Lehrer resigned to form Legacy Interactive, Inc. ("Interactive") and as a condition of the transaction, the Company entered into an agreement to sell certain assets to Interactive and
Interactive  assumed  certain debts from the Company.  In      addition to Mr.
Zwebner the Company elected Alexander H. Walker, Jr., Michael Cuzner-Charles and Eugene A. Rosov to fill existing vacancies on the board. Mr. Zwebner is Chairman of the Board for Videocall and Mr. Rosov is President and CEO of Videocall. Additionally, Mr. Zwebner, Mr. Rosov and Mr. Walker are Directors of Videocall.


Cessation of Software Business; Infusion of Additional Capital

  As of December 31, 1998, the Company had (i) never achieved operating profits,
(ii) ceased development of new titles, (iii) ceased its internet gaming services, (iv) closed one of its business offices in California, (v) ceased marketing and public relations efforts with respect to the software products, and (vi) reduced its total number of employees to two. Revenues from the Company's Emergency Room and DA Pursuit of Justice titles and derivatives thereof are minimal and in light of the proposed Merger with Videocall, are expected to cease.

   On September 22, 1998 a private placement subscription of $2,000,000 for 2,040,816 shares of the Company's Common Stock was made by third party investors into the Company to provide additional capital to the Company for use in the merged Company/Videocall operations. All monies due under the subscriptions have been paid to the Company as of March 31, 1999. Separate from the September 22, 1998 subscription, the Company has received $905,717 of additional capital contributed from June 1, 1998 through December 31, 1998 in the form of private placements, warrant exercise and debt exchange.

   Subject to approval of the Merger Plan it is the intent of the Company to reincorporate from Delaware to Nevada.

  The Company believes that it will be able to consumate the Merger, and its prospects for obtaining additional financing will improve as a result thereof.



Potential Delisting of the Company's Common Stock on NASDAQ

  On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance:

  1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Company's Common Stock. All shares and prices have been adjusted for this reverse stock split.

  2. On June 23, 1998 EBC Trust Company ("EBC") exercised 57,252 Warrants to purchase Company's Common Stock at $3.93 per share thereby generating $75,000 for the Company.

  3. On June 30, 1998 a private placement for 70,000 shares of Company's Common Stock was made by DK Trust at $1.50 per share generating $105,000 for the Company.

  4. On September 4, 1998 a private placement of $200,000 for 400,000 shares of the Company's Common Stock was made in accordance with the terms of the Company/Videocall Letter of Intent signed on that date.

  5. On September 14, 1998 the Company and International Business Machines Corporation ("IBM") signed an agreement whereby the $500,000 balance owed IBM was reduced to $200,000 and a payment of $25,000 was made on that date. Subsequent payments of $25,000 will be made in each calendar quarter until the debt of $175,000 is paid off. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement shall be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

6. In addition on September 14, 1998 the Company entered into an Agreement of Sale between the Company and Interactive, a company currently owned by the former Chairperson of the Company, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.

7. As a result of the hearing NASDAQ granted the Company an exception to the listing requirements if the Company complied with certain of the requirements. This exception, originally granted through December 7, 1998, was extended to January 29, 1999 and further extended to May 15, 1999.



General

  Legacy Software, Inc. was organized in California in 1989 as a successor to a partnership formed in 1986, and was reincorporated in Delaware in 1996. On February 26, 1999, the Company was renamed Talk Visual Corporation. The principal offices of the Company are located at One Canal Park - 3rd Floor, Cambridge, Massachusetts 02142, and its telephone number is (617) 679-0300.

  Prior to the signing of the Merger Plan, the Company developed mind stimulating CD-ROM and Internet games which entertained as well as educated. Since the signing of the Merger Plan, the Company has ceased activities related to the software business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Upon the approval by stockholders of the Merger Plan, it is the intent of the Company to exit its CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations.

Initial Public Offering

  In May, 1996, the Company completed an initial public offering of 1,150,000 shares of its common stock, $.001 par value per share ("Common Stock"). Net proceeds to the Company were $5,198,048 after deducting all offering-related expenses. During 1996 and 1997, the Company used the majority of such proceeds for the development of additional RealPlay(TM) titles, including the first three episodes of the DA Pursuit of Justice title, the Emergency Room Intern title and the Best of Emergency Room title, all of which were released by the Company in 1997, development of three additional episodes of the District Attorney title, the launching of Passport2, the Company's internet gaming technology, repayment of certain outstanding indebtedness and for working capital purposes.


Prior Business Affiliations

  In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc. , a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program was to make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy were to pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures. On April 29, 1998 the Company and BTI mutually agreed to terminate negotiations.


Pending Business Acquisition

   On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for Legacy to purchase the common shares of Videocall in exchange for Legacy common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction.

   On September 22, 1998 a private placement of $2,000,000 for 2,040,816 shares of Company's Common Stock was subscribed to by third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations.


Election of new Officers and Directors

In accordance with the terms of the September 8, 1998 Letter of Intent and as provided in the Merger Plan, Michael J. Zwebner was elected Chairman of the Board of Directors of the Company and Ariella J. Lehrer, Ph.D. resigned as Chairwoman of the Board. Dr. Lehrer resigned to form Interactive and as a condition of the transaction the Company entered into an agreement to sell certain assets to Interactive and Interactive assumed certain debt from the Company. In addition to Mr. Zwebner the Company elected Alexander H. Walker, Jr., Michael Cuzner-Charles and Eugene A. Rosov to fill existing vacancies on the board. Mr. Zwebner is Chairman of the Board for Videocall and Mr. Rosov is President and CEO of Videocall. Additionally, Mr. Zwebner, Mr. Rosov and Mr. Walker are Directors of Videocall.


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

Mr. Rosov serves as Chief Executive Officer of Videocall and Mr. Snyder serves as Chief Financial Officer of Videocall.



Sale of Assets and Assumption of Debt by a Third Party

    As a condition to the Merger Plan, the Company, on September 14, 1998, entered into an Agreement of Sale between the Company and Interactive, a company currently owned by the former Chairperson of the Company, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.
See Item 3, Legal Proceedings for further information.


Events Subsequent to December 31, 1998

    Property Acquisitions

    The Company has acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends of $.095 per share per annum.

  Business Alliances

    On February 19, 1999 the Company signed a Placement and Fee Agreement with Red Laguna Trading Company, Inc.("Red Laguna") for 500,000 Warrants to purchase the Company's Common Stock, at the exercise price of $5.00 per share, to employ Red Laguna to find strategic business alliances for the Company over the period of the next three years.

        On February 23, 1999 the Company and Infochannel Limited ("Infochannel"), a Jamaican corporation signed a Memorandum of Understanding whereby the Company will purchase a 23% interest in Infochannel for 78,823 shares of the Company's Common Stock valued at $4.17 per share. The Company and Infochannel will in turn form a joint venture, Videocall Jamaica, Limited, to operate the videocalling outlets in the Jamaican market.

   Business Acquisitions

          On March 22, 1999 the Company and Proximity Inc., ("Proximity"), a Vermont corporation, signed a Letter of Intent whereby, subject to due diligence by both parties, the Company will purchase the outstanding stock of Proximity for $4 million dollars in common stock of the Company valued at $4.00 per share. In addition the Company will pay Proximity shareholders the sum of $250,000 in 10 equal monthly installments and subject to receiving audited financials and pro forma operating reports will make available $200,000 for working capital purposes. Proximity provides international full spectrum videoconferencing services with public access to over 2,000 videoconferencing sites.

    Facilities

    On February 24, 1999 the Company closed the Los Angeles office and consolidated its operations with Videocall at One Canal Park, Cambridge, MA.

    Corporate Name and Trading Symbol

    Effective March 1, 1999, the Company changed its name to Talk Visual Corporation. On the same date, the Company's trading symbol on the Nasdaq SmallCap Stock Market was changed to TVCPC.


     Stockholder Public Relations Services

    The Company issued 150,000 shares of common stock on January 25, 1999, to a public relations firm for representation services.

    Pending Lawsuit

          The Company has filed a lawsuit (the "Complaint") in Los Angeles, California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleges that Lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily
benefited her personally."   The Company also claims that Lehrer's actions were
"taken in bad faith and were... not in the best interest of Plaintiff Legacy or its shareholders." The Company also alleges that Lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of plaintiff Legacy..." The company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq SmallCap Stock Market. The Company seeks to recover substantial damages, to be proved at trial, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets.

    Videocall Subsequent Events

          Videocall as a part of its videocalling expansion plans has signed Letters of Intent or Leases providing for Videocall outlets to be opened in the following locations in 1999:

    Retail Stores

    Boston, Massachusetts
    Miami, Florida
    Sacramento, California


    Hotels

    The Hyatt Regency, Hong Kong

    Newspapers
               The Philippine News - offices in San Francisco, Los Angeles, New York City, San Diego, Toronto, Manila, Hawaii, Guam and Malaysia


    Videocall has signed the following service agreements

    Page Mart Wireless, Inc. - pager services for the Americas and the Caribbean

        Cable & Wireless - utilization of internet global network. Global Exchange -utilization of network system



Marketing and Distribution Agreements

  On July 31, 1997, the Company and Alpha Software Corporation ("Alpha Soft") entered into a Distribution Agreement for DA Pursuit of Justice cases 1 through 3 and the Emergency Room Intern titles. Under the terms of the Distribution Agreement, Alpha Soft produced, marketed and distributed the titles and the Company received a royalty on each sale. The Distribution Agreement was terminated on December 31, 1998.

  On June 5, 1997, the Company entered into an Information Provider Commission Agreement with AT & T WorldNet Service ("WorldNet") whereby customers of WorldNet were offered the opportunity to participate in Passport2Network interactive games. The Passport2Network paid WorldNet a percentage of advertising revenue. This Agreement was terminated on December 31, 1998.

  On October 14, 1997, the Company signed an Information Provider Commission Agreement with The New York Times Electronic Media Company ("Times on Line") whereby subscribers of the Times On Line Bridge and Chess columns had the opportunity to participate in

Passport2Network interactive games under terms similar to the WorldNet agreement. This Agreement was terminated on August 31, 1998.

  On January 8, 1998, the Company signed an Information Provider Commission Agreement with Earthlink Networks, Inc. whereby subscribers had the opportunity to participate in Passport2Network interactive games under terms similar to the WorldNet agreement. This Agreement was terminated on December 31, 1998.

Products and Services

   In connection with the proposed acquisition of Videocall, the Company intends to exit the business of developing CD-ROM and Internet games and to concentrate solely on the business of Videocall. Accordingly, to the extent that the following information relates to the business of developing CD-ROM and Internet games, it may be of limited relevance to the Company in the event that the Merger is consummated.


CD-ROM Titles

  Emergency Room, an interactive game which the Company co-developed with IBM, is the first RealPlay(TM) title designed to give teenagers and adults a realistic experience of a particular career. In this game, the player begins as a medical student who can work his or her way up the ranks to become the attending physician by successfully completing 400 different medical cases. The player examines, diagnoses and treats patients whose problems range from simple broken bones to gunshot wounds. From October, 1995, to summer, 1997, IBM distributed over 160,000 units of this DOS-based title through the consumer retail channel. In addition, from September 1997 through December 31, 1998, Alpha Soft had distributed over 76,000 units of Emergency Room Intern. See "Management's Discussion and Analysis or Plan".


Research and Development

  Prior to the signing of the Merger Plan, the Company's research and development program consisted primarily of activity relating to the early development stages of game titles and the development of new product concepts. Product development expenses are presented in the Company's financial statements net of co-funded development expenses and primarily include personnel expenses associated with both creative developers and programmers, and costs associated with external video production for use in the Company's software titles. For the years ended December 3l, 1998, 1997, and 1996 net product development expenses were $1,008,640, $619,516, and $1,664,478, respectively. For the year ended December 31, 1998, development expenses totaled $1,008,640 of which $112,504 were actual costs of development, $36,712 amortization of development costs based on unit sales and the remaining $859,424 represented the write off of capitalized product development costs to net realizable value. See "Management's Discussion and Analysis or Plan of Operation".


Competition

  Prior to the signing of the Merger Plan, the Company competed in the computer software industry. Each of the computer software development, Internet technology and software retail distribution industries is intensely competitive. The Company's former competitors in each industry ranged from small companies with limited resources to large, more established companies which have significantly greater assets and greater financial, technical and personnel resources than those of the Company.

Company Strategy

  Prior to the signing of the Merger Plan, the Company's objective was to establish itself as a leading developer of edutainment, infotainment, and simulation software products.

  Upon shareholder approval of the Merger Plan, the Company will concentrate on the establishment of videocalling operations through strategic partnerships and development of retail outlets.


Seasonality; Shelf Life, Quarterly Fluctuations in Revenue and Operating Results

  The Software Marketplace - Estimates indicate that the entire interactive software market, all areas, will be approximately $8 billion in 1998; of that, the consumer software market (i.e., retail sales of non-utility, interactive units) is approximately $5.5 billion. The edutainment marketplace is expected to round-out at approximately $1.8 billion in 1998 and is growing at an annually compounding rate of 17%. This slice of the market is expected to represent about 27% of the total marketplace.

  Fourth quarter holiday sales represent a significant amount of sales that can be expected in the retail channel from an edutainment software product. Typically, sales are highest during the fourth quarter, decline in the first quarter and are lowest in the second and third quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the calendar year-end holiday selling season. Other fluctuations in retail sales are related to the school market, which generally purchases most products at the beginning of the school year in September or in late spring, when software budgets must be expended. The Company believes that potential OEM or hardware and software bundling opportunities exist year round. The average entertainment title has a product life span of approximately 18 months. The average educational title has a product life span of approximately three years. The Company believes that the shelf life of the RealPlay(TM) titles will be longer than the typical entertainment title because of the sophisticated and educational content of such products.

  The Company's quarterly operating results have fluctuated significantly in the past, based on a number of factors. In addition to the seasonal factors discussed above, the Company's quarterly operating results can be affected significantly by the number and timing of new product releases by the Company, the Company's ability to recognize revenue in accordance with SFAS 48, expenditures and a variety of non-recurring events, such as acquisitions.


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

  Products in the market and under development contain proprietary software which is comprised of the manager routines and system code for such products. In addition, since the release of Emergency Room the Company has made improvements in the software manager routines and system code for use in its products. The Company has registered trademarks in the United States for both the Legacy name and certain of its product names and has pending trademarks and copyrights for certain additional product names. The Company believes that trademarks and copyrights are important and significant assets owned by the Company.

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


Employees

  As of March 23, 1999 the Company had one full-time employee. The Company's employee is not covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that its relationship with its employee is good.


ITEM 2.  Description of Property

  In February 1998, the Company terminated its lease for the facility at 5340 Alla Road, Los Angeles, CA and negotiated a month-to-month lease for a smaller portion of space at a reduced rental rate in the same building, and in March 1998 the Company terminated its lease for office property located in Oakhurst, CA. In October 1998 the Company moved to smaller facilities at 5757 W. Century Boulevard, Los Angeles, CA under a month-to- month rental agreement. On February 24, 1999 the Company closed the Los Angeles office and consolidated its operations with Videocall at One Canal Park, Cambridge, MA. The Company believes that the new space is adequate and suitable for its needs.

Subsequent to December 31, 1998 the Company acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends of $.095 per share per annum.


ITEM 3.  Legal Proceedings

  On August 18, 1997, the U.S. Securities and Exchange Commission ("SEC") issued subpoenas deces tecum to the Custodian of Records of the Company and other parties. The subpoenas were issued in connection with the SEC's formal investigation entitled In the Matter of Reynolds Kendrick Stratton, Inc., File No. LA-752 (the "Investigation"). The Investigation appears to center around activities of JB Oxford Holdings, Inc., a broker-dealer, which is the successor to Reynolds Kendrick Stratton, Inc., and was the underwriter of the Company's initial public offering. The SEC has indicated that it expects to take the testimony of the Company and other parties at some point in the future. The Company has no reason to conclude that it is a target of the Investigation.

   The Company has filed a lawsuit (the "Complaint") in Los Angeles, California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleges that Lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily benefited her
personally."   The Company also claims that Lehrer's actions were "taken in bad faith and were... not in the best interest of Plaintiff Legacy or its shareholders." The Company also alleges that Lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of plaintiff Legacy..." The company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq SmallCap Stock Market. The Company seeks to recover substantial damages, to be proved at trial, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets.

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



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

  The Company's Common Stock, is currently traded on the NASDAQ SmallCap Market under the symbols TVCPC. After the Company began public trading on May 14, 1996, and until December 31, 1998, the Common Stock was traded in the over-the-counter market and was quoted on the NASDAQ SmallCap Market under the symbol LGCY. Prior to May 14, 1996, there was no public trading market for the Common Stock. The following table sets forth for each period indicated the high and low bids for the Common Stock as reported by the NASDAQ SmallCap Market.


                               Price
                               -----



CALENDAR YEAR 1998      High      Low
                      --------  -------

   First Quarter....  $  3 3/4  $ 1 1/8
   Second Quarter...     3 3/8     5/16
   Third Quarter....   1 25/32    15/16
   Fourth Quarter...         4    13/16


CALENDAR YEAR 1997    High      Low
                      --------  -------

   First Quarter....  $  1 1/2  $   5/8
   Second Quarter...     1 1/3     9/16
   Third Quarter....         1   1 5/16
   Fourth Quarter...       7/8     1/16

Market prices have been adjusted for the 1:3 reverse split of the Company's Common Stock on September 6, 1998.

HOLDERS

  As of March 23, 1999, there were 3,714,435 shares of the Common Stock outstanding, representing approximately 800 beneficial holders.

TRANSFER AGENT AND REGISTRAR

  The Nevada Agency and Trust Company, Suite 880 Valley Bank Plaza, 50 West Liberty, Reno, NV 89501, is the Transfer Agent and Registrar for the Common Stock.

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

  In connection with the acquisition of real estate on February 24, 1999, the Company issued 975,000 shares of Class A Preferred stock, $.001 par value, paying a dividend of $095 per share per annum.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

  The Company was organized in California in 1989, as a successor to a partnership formed in 1986 and was reincorporated in Delaware in March, 1996. The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.0001 per share ("Common Stock"), in May of 1996. The Company develops edutainment CD-ROM computer software. An edutainment product combines entertainment and education content for home and educational use, in which learning is an integral part of playing a game. The Emergency Room title, the Company's first RealPlay(TM) (formerly Career Sim(TM)) series title, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be an emergency room doctor. The second title in the Company's RealPlay(TM) series, DA Pursuit of Justice, is a multimedia computer simulation designed to provide a realistic and involving experience of what it is like to be a district attorney. The first three episodes were released in 1997. In addition the Company released The Best of Emergency Room consisting of 50 of the original Emergency Room cases in DOS and Emergency Room Intern consisting of 50 new cases in a DOS/Win95 enhanced CD-ROM. The Company also operates Passport2, its Internet gaming technology, with five interactive games, whereby users were able to compete with one another via the Internet. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses" and "--Competition"

  In 1996 and for six months of 1997 IBM marketed the Emergency Room title which the Company co-developed with IBM. Due to the Company's inability to reasonably estimate returns on the Emergency Room title, the Company did not recognize royalty revenue on this product on the accrual basis of accounting until the fourth quarter of 1996 when the amount of returns could be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS 48").

  The Company and IBM entered into a Development and Licensing Agreement (the "DA License Agreement") on November 16, 1995. The DA Pursuit of Justice title is the Company's second RealPlay(TM) title. In the fourth quarter of 1996 the Company and IBM mutually agreed to terminate the DA License Agreement with respect to the DA Pursuit of Justice title. As consideration for the termination and for acquisition of IBM's rights under the DA License Agreement, the Company was obligated to pay IBM an aggregate sum of $400,000, which sum represents the total amount of milestone payments made by IBM to the Company under the DA License Agreement. The final termination agreement, effective January 3, 1997, provides for payment to IBM based upon a fixed percentage of royalty payments received, or net revenue generated if the Company distributes the software directly, with payment in full required by December 15, 1997. In the event that the Company breaches its obligation to pay IBM the aggregate sum of $400,000 by December 15, 1997, as royalties and final payment, the total amount due IBM will be increased by interest at an annual rate of 10% and continuing on the unpaid balance until paid in full. The Company recorded a $400,000 current liability at December 31, 1996 to account for the payments under the termination agreement which effectively increased the capitalized software development costs related to the DA Pursuit of Justice title. On December 15, 1997 the Company was unable to make the payment to IBM. The Company and IBM reached an agreement on September 14, 1998 whereby the Company will pay $200,000 to IBM in quarterly payments of $25,000 commencing with the fiscal quarter ended September 30, 1998.

PROPOSED ACQUISITIONS

  In January, 1998, the Company signed a non-binding Letter of Intent with Black Tusk Medical, Inc., a Nevada corporation ("BTI") to joint venture the development and publishing of high production value educational software. BTI as a part of a $3.5 million financing program was to make an equity investment in the Company. The Letter of Intent was superseded by a revised Letter of Intent dated March 25, 1998. Pursuant to the revised Letter of Intent BTI and Legacy were to pursue joint venture programs for the development and distribution of up to four product-oriented joint ventures, including new titles in the Company's RealPlay(TM) series--Emergency Room and DA Pursuit of Justice. BTI advanced the Company $30,000 toward two of the proposed joint ventures. Utilizing the joint venture vehicle the Company and BTI intended to obtain funding from third parties to produce, market and distribute the Company's titles in the retail, OEM, educational and professional markets worldwide. The Company and BTI would share in any revenue received from each joint venture after the initial funding from the third party investors had been repaid. Additionally, BTI was to purchase 260,000 shares of the Company's Common Stock for $130,000 within five days following execution of a definitive Merger Agreement. If the Merger was consummated, the foregoing 260,000 shares would become authorized but unissued shares of Common Stock and the shareholders of BTI would receive 1,922,588 shares of the Company's Common Stock, at a valuation of $0.40 per share. As a result, following the Merger, the shareholders of BTI would hold approximately 42% of the outstanding shares of the Company. On April 29, 1998 the Company and BTI mutually agreed to terminate negotiations.

   On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company.

   On September 22, 1998 a private placement of $2,000,000 for 2,040,816 shares of Common Stock was subscribed to by third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations. Of the $2,000,000 due under the subscription, $1,843,000 has been received in cash; the balance of $157,000 has been received in assets as of March 31, 1999.

   Videocall is a development stage company in the area of providing videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and through vendor relationships. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for Company stockholder approval of the Merger Plan. Upon the approval by stockholders it is the intent of the Company to exit CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations. Also, subject to approval of the Merger Plan it is the intent of the Company to reincorporate from Delaware to Nevada. See "Risk Factors--Management of Growth; Uncertainties Relating to Acquisitions and New Businesses; Management's Discussion and Analysis of Financial Condition and Results of Operations"

   The Company has agreed to issue 600,000 shares of stock and 1,800,000 options to parties responsible for the introduction of the Company to Videocall. The options are exercisable at twenty five cents per share and expire three years from the issue date. Additionally, Videocall has agreed to issue 1,200,000 shares in connection with the Merger Plan to parties responsible for the introduction of Videocall to the Company. Both equity obligations take effect on the consummation of the Merger

  Although the Company believes that the proposed Merger is in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The Company's ability to integrate and organize new businesses and successfully manage growth requires significant expansion in its operational, financial and management systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business.


RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
1997.

   For the twelve months ended December 31, 1998 revenue decreased $157,776 from the twelve months ended December 31, 1997. Royalty revenue decreased $205,013 or 50% from the twelve months ended December 31, 1997 principally due to decreased sales of the Company's ER Intern and DA Pursuit of Justice titles. Software sales decreased $32,763 or 38%, due to decreasing sales of The Best of ER and other offerings of the Company's DOS products. Corporate services, a division formed in January 1998, recorded $80,000 in revenue for the year ended December 31, 1998. The Corporate Services division was formed to separate the development of new software titles with programming services offered to commercial enterprises.

   Cost of royalties decreased $201,750 for the twelve months ended December 31, 1998 from the $211,308 recorded in the twelve months ended December 31, 1997. The decrease was caused primarily by the lower royalty sales in 1998 and a reclassification of a reduction in product development costs of $859,424 based on lower forecasted sales associated with the DA Pursuit of Justice title from cost of royalties to product development expense. Cost of software sales decreased from $98,881 in the twelve months ended December 31, 1997 to $33,254 for the twelve months ended December 31, 1998 due to a lower sales volume of all software products.

  Product development costs increased $389,124 for the twelve months ended December 31, 1998 primarily caused by the charge of $859,424 associated with the DA Pursuit of Justice title in 1998 which was offset by a decrease in production development expenses due to the cessation of development of new titles by the Company.

  General and administrative costs decreased from $1,351,127 in the twelve months ended December 31, 1997 to $941,667 for the twelve months ended December 31, 1998, a decrease of 30%. This decrease is due to the Company in June 1997 implementing cost reduction programs by ceasing all costs associated with development of new titles; discontinuing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to two personnel and implementing other operating cost reductions.

  Selling expenses decreased $190,067 to $77,309 for the twelve months ended December 31, 1998 from $267,376 for the twelve months ended December 31, 1997. This decrease resulted from the elimination of all selling and public relations efforts by the Company in 1998 with the 1998 expense primarily associated with customer service and technical support of titles currently in the market.

  Interest expense in the twelve months ended December 31, 1998 was $47,626 compared to $123,571 for the twelve months ended December 31, 1997 with the reduction attributed to a decrease in the amount of outstanding debt during 1998. Other expenses of $32,862 in 1998 are due to the reduction of the fixed assets of the Company to net realizable values and miscellaneous adjustments; other income of $192,798 in 1998 primarily results from the sale of certain assets to, and the assumption of certain liabilities by, Interactive.

  The extraordinary item of $300,000 in the twelve months ended December 31, 1998, is due to the cancellation of debt of $300,000. This resulted from the Company and IBM signing a Payment Agreement relating to the licensing and distribution agreements for the

Emergency Room and DA Pursuit of Justice titles formerly co-developed with IBM. In the event of a default in payment by the Company, which is not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement, will be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.

  As of December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $6,851,000 and $3,333,600, respectively, available to offset taxable income through the year 2013. The Company's net deferred tax assets of approximately $2,790,900 and $2,253,000 as of December 31, 1998 and 1997, respectively, consisted primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2013 to utilize all of the Company's deferred tax assets.


FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
1996.

  For the twelve months ended December 31, 1997 revenue decreased by $297,154 from $794,342 for the twelve months ended December 31, 1996 to $497,188 for the twelve months ended December 31, 1997. This decrease was primarily due to a decrease in royalty revenue related to sales of the Emergency Room title by IBM in the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, partially offset by increases in royalty revenue of $343,447 related to sales of the DA Pursuit of Justice and Emergency Room Intern titles by Alpha Soft during the six months ended December 31, 1997. As disclosed in the Company's Annual Report on Form 10-K for 1996, in accordance with SFAS 48 the Company was able to reasonably estimate the returns and recognize royalty revenue during the fourth quarter of 1996. Software sales increased from $13,501 for the twelve months ended December 31, 1996 to $85,723 for the twelve months ended December 31, 1997 primarily from sales of the Best of Emergency Room title which began shipping in June, 1997 and individual cases of the DA Pursuit of Justice title which began shipping in July, 1997, both directly marketed by the Company.

  For the twelve month period ended December 31, 1997 cost of royalties was $211,308 compared to $76,507 for the twelve months ended December 31, 1996. The increase is the result of amortization of the capitalized product development costs of $134,279 during the year ended December 31, 1997 from sales of the DA Pursuit of Justice and Emergency Room Intern titles by Alpha Soft. The cost of software sales increased from $9,745 in the twelve-month period ended December 31, 1996 to $98,881 in the twelve-month period ended December 31, 1997 as a result of sales of the Best of Emergency Room title and individual cases of the DA Pursuit of Justice in the twelve months ended December 31, 1997 compared to sales of older Company software products in 1996, as the Best of Emergency Room and the DA Pursuit of Justice titles were not available in 1996.

  Product development expenses, which are net of co-development expenses, for the twelve months ended December 31, 1997 decreased by $1,044,962, or 63%, to $619,516 compared to $1,664,478 for the twelve months ended December 31, 1996. The decrease was primarily due to completion of the DA Pursuit of Justice, Emergency Room Intern and the Best of Emergency Room titles in July 1997 and the Company's cessation of development of future products at that time.

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

  Selling expenses for the twelve months ended December 31, 1997 increased by $175,381 to $267,376 from $91,995 for the twelve months ended December 31, 1996. The increase is primarily related to the increases in Company public relations efforts and promotional expenses related to the Passport2Network and promotion of The Best of Emergency Room, DA Pursuit of Justice and Emergency Room Intern titles which were incurred during the first six months of 1997 compared to the prior year when primarily all selling costs were incurred by IBM.

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

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $5,533,000 and $2,696,000, respectively, available to offset taxable income through the year 2012. The Company's net deferred tax assets of approximately $2,253,000 and $1,290,500 as of December 31, 1997 and 1996, respectively, consisted primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2012 to utilize all of the Company's deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

   The Company had $611,826 in cash outflows from operating activities for the twelve months ended December 31, 1998 compared to cash outflows of $1,747,858 for the twelve months ended December 31, 1997. The decrease in net outflows of $1,136,032 between 1998 and 1997, operating activities primarily resulted from the following: a decrease in the net loss from operations after adjustments for non-cash items of $827,393. This has been offset by a decrease in deferred revenues of $43,101, a decrease in accrued vacation of $1,781, a decrease in accounts receivable of $117,363, an increase in other receivables of $48,984, a decrease in inventories of $14,070, a decrease in other assets of $15,471 and an increase in accounts payable of $74,401. The total net outflows from operating activities decreased primarily due to actions whereby the Company has implemented cost reduction programs by ceasing all costs associated with development of new titles; discontinuing its Internet gaming services; closing one business office; significantly reducing marketing and public relations efforts; reducing the total Company staff to two administrative personnel and implementing other operating cost reductions.

   Investing activities for the twelve months ended December 31, 1998 consisted of the purchase of $6,052 in computer equipment offset by $6,978 in the disposition of equipment and additions to software development costs of $22,170. Pursuant to comprehensive accounting guidelines, investing activities also included the decrease in market value of marketable securities of $14,892.

    The Company had cash inflows from financing activities of $782,321 for the twelve months ended December 31, 1998 compared to inflows of $209,715 for the twelve months ended December 31, 1997. Financing activities for the twelve months ended December 31, 1998 included advances for product development and operations of $44,317, proceeds from short term borrowings of $29,104, proceeds from private placements of common stock of $709,250, and the exercise of common stock warrants of $75,000. This was offset by the payment of $75,350 on notes payable and long term debt of the Company.

  From July 1997 through September 1998 the Company failed to make a principal payment on an unsecured note payable to a related party. The monthly payment, in the amount of $10,000, was due in accordance with the terms of the original note dated February 1, 1991, as amended, which provides for monthly payments of principal and interest commencing on July 1, 1997. In September 1998 the note was included in the sale of certain assets and assumption of certain liabilities by Interactive.

       On January 3, 1997, the Company and IBM executed a final termination agreement with respect to the District Attorney Developing and Licensing Agreement dated November 16, 1995. As consideration for the termination and for the acquisition of IBM's rights under the agreement, the Company was obligated to pay IBM no later than December 15, 1997 the aggregate sum of $400,000, representing the total amount of milestone payments made by IBM to the Company under the DA Licensing Agreement. The Company was not able to make the payment on December 15, 1997 and in accordance with the terms of the Agreement, accrued interest at the rate of 10 percent from January 1, 1996 to December 31, 1997. On September 14, 1998 the Company and IBM signed an agreement whereby the $500,000 balance owed IBM was reduced to $200,000 and a payment of $25,000 was made on that date. Subsequent payments of $25,000 will be made in each calendar quarter until the debt of $175,000 is paid off. In the event of a default in payment by the Company, not cured within a thirty day period, an amount of $400,000, less any payments already made under the agreement will be immediately due and payable to IBM, with interest accruing at the rate of ten percent per annum.


  As of December 31, 1998, the Company had (i) never achieved operating profits,
(ii) ceased development of new titles, (iii) ceased its internet gaming services, (iv) closed one of its business offices in California, (v) ceased marketing and public relations efforts with respect to the software products, and (vi) reduced its total number of employees to one. Revenues from the Company's Emergency Room and DA Pursuit of Justice titles and derivatives thereof are minimal and in light of the proposed Merger with Videocall, are expected to cease.


   On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan.

   On September 22, 1998 a private placement of $2,000,000 for 2,040,816 shares of the Company's Common Stock was subscribed to by third party investors to provide additional capital to the Company for use in the merged
Company/Videocall operations. All monies due under the subscription have been paid as of March 31, 1999.

   Videocall is a development stage company formed to provide videocalling services to business and consumers. Videocall is in the process of developing
international locations   through   strategic partnerships and wholly owned
outlets. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for Company stockholder approval of the Merger Plan. Upon the approval by stockholders it is the intent of the Company to exit its' CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations. Also, subject to approval of the Merger Plan it is the intent of the Company to reincorporate from Delaware to Nevada.

  The Company believes that it will be able to consumate the Merger, and its prospects for obtaining additional financing will improve as a result thereof. However should this transition not be successful the Company could face liquidity requirements that could significantly deplete its current cash resources.

  Additionally, since the Company has ceased its software development and sales activities, in the event the Merger is not consummated, the Company will not have any future revenue stream.

  On February 24, 1999, the Company acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends of $.095 per share per annum.

  On February 19, 1999 the Company signed a Placement and Fee Agreement with Red Laguna Trading Company, Inc.("Red Laguna") for 500,000 Warrants to purchase the Company's Common Stock, at the exercise price of $5.00 per share, to employ Red Laguna to find strategic business alliances for the Company over the period of the next three years.

  On February 23, 1999 the Company and Infochannel Limited ("Infochannel"), a Jamaican corporation signed a Memorandum of Understanding whereby the Company will purchase a 23% interest in Infochannel for 78,823 shares of the Company's Common Stock valued at $4.17 per share. The Company and Infochannel will in turn form a joint venture, Videocall Jamaica, Limited, to operate the videocalling outlets in the Jamaican market.

  On March 22, 1999 the Company and Proximity Inc., ("Proximity"), a Vermont corporation, signed a Letter of Intent whereby, subject to due diligence by both parties, the Company will purchase the outstanding stock of Proximity for $4 million dollars in common stock of the Company valued at $4.00 per share. In addition the Company will pay Proximity shareholders the sum of $250,000 in 10 equal monthly installments and subject to receiving audited financials and pro forma operating reports will make available $200,000 for working capital purposes. Proximity provides international full spectrum videoconferencing services with public access to over 2,000 videoconferencing sites.

  On February 24, 1999 the Company closed the Los Angeles office and consolidated its operations with Videocall at One Canal Park, Cambridge, MA.

  Effective March 1, 1999, the Company changed its name to Talk Visual Corporation. On the same date, the Company's trading symbol on the Nasdaq SmallCap Stock Market was changed to TVCPC.

  The Company issued 150,000 shares of common stock on January 25, 1999, to a public relations firm for representation services.

  The Company has filed a lawsuit (the "Complaint") in Los Angeles, California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleges that Lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily benefited her
personally."   The Company also claims that Lehrer's actions were "taken in bad faith and were... not in the best interest of Plaintiff Legacy or its shareholders." The Company also alleges that Lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of plaintiff Legacy..." The company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq SmallCap Stock Market. The Company seeks to recover substantial damages, to be proved at trial, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets.



Year 2000 Compliance

  The Company has reviewed its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems to bring the systems into compliance with the computational needs for the year 2000.

RISK FACTORS

  As of December 31, 1998, the Company had (i) never achieved operating profits,
(ii) ceased development of new titles, (iii) ceased its internet gaming services, (iv) closed one of its business offices in California, (v) ceased marketing and public relations efforts with respect to the software products, and (vi) reduced its total number of employees to two. Revenues from the Company's Emergency Room and DA Pursuit of Justice titles and derivatives thereof are minimal and in light of the proposed Merger with Videocall, are expected to cease.

   On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for Legacy common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan.

   On September 22, 1998 a private placement of $2,000,000 for 2,040,816 shares of Common Stock was subscribed to by third party investors into the Company to provide additional capital to the Company for use in the merged
Company/Videocall operations. As of March 31, 1999, all amounts due under the subscriptions have been received.

Videocall is a development stage company formed to provide videocalling services to business and consumers.  Videocall is in the process of developing
international locations   through   strategic partnerships and wholy owned
outlets. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for Company stockholder approval of the Merger Plan. Upon the approval by stockholders it is the intent of the Company to exit its' CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations. Also, subject to approval of the Merger Plan it is the intent of the Company to reincorporate from Delaware to Nevada.

  The Company believes that it will be able to consummate the Merger, and its prospects for obtaining additional financing will improve as a result thereof. However should this transition not be consummated the Company could face liquidity requirements that could significantly deplete its current cash resources.

Additionally, since the Company has ceased its software development and sales activities, in the event the Merger is not consummated, the Company will not have any future revenue stream.


Potential Delisting of the Company's Common Stock on NASDAQ

  On February 26, 1998. the Company was notified by NASDAQ that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance:

  1. At the Annual Meeting of Stockholders on June 18, 1998 the stockholders approved a one for three (1:3) reverse split of the Company's Common Stock.

  2. On June 23, 1998 EBC exercised 57,252 Warrants to purchase the Company's Common Stock at $1.31 per share thereby generating $75,000 for the Company.

  3. On June 30, 1998 a private placement for 210,000 shares of the Company's Common Stock was made by DK Trust at $0.50 per share generating $105,000 for the Company.

  4. On September 4, 1998 a private placement of $200,000 for 400,000 shares of the Company's Common Stock was made in accordance with the terms of the Company/Videocall Letter of Intent signed on that date.

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

  6. In addition on September 14, 1998 the Company entered into an Agreement of Sale between the Company and Interactive, a company currently owned by the former Chairperson of Company, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066.

 7. As a result of the hearing NASDAQ granted the Company an exception to the listing requirements if the Company complied with certain of the requirements. This exception, originally granted through December 7, 1998, was extended to January 29, 1999 and further extended to May 15, 1999.


There can be no assurance that the Company will be successful in maintaining compliance with the new NASDAQ requirements, and if it does maintain compliance, that, it can continue to be in compliance.

  Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business' results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

  Dependence on Alpha Soft for Substantially All the Company's Revenues. For the year ended December 31, 1997, approximately 69% of the Company's total revenue was derived from Alpha Soft on royalty revenue generated by the DA Pursuit of Justice and Emergency

Room Intern titles. The royalty revenue from the Emergency Room title, a DOS-based product, diminished significantly over the course of 1997, as it faced increased competition from Windows-based products, and the royalty revenue from the DA Pursuit of Justice and Emergency Room Intern titles increased as these products entered the market in larger numbers. The Company and IBM have terminated their co-development relationship with respect to future RealPlay(TM) titles, including, but not limited to, the DA Pursuit of Justice title. In light of the Company's cessation of software development and sales as a result of the proposed Merger with Videocall, should the Merger not take place, there would be a material adverse effect on the Company's business, financial condition and results of operations. In addition, upon the Merger taking effect, the Company will concentrate on the business activity of Videocall, with the attendant risk of Videocall's developmental activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "General" and "Results of Operations"


No Assurance of Profitability

   Because Videocall is a developmental company, there can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis.

ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. This standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.


  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130 for the year ended December 31, 1998, with respect to prior years, the Company believes the this pronouncement does not have an impact on its financial position or results of operations and the only effect is limited to the form and content of disclosures.

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company has adopted SFAS 131 for the year ended December 31, 1998; with respect to prior years, the Company believes the this pronouncement does not have an impact on its financial position or results of operations and the only effect is limited to the form and content of disclosures.

  Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 revises the disclosure requirements for pension and other postretirement benefit plans. At December 31, 1998, the Company did not maintain any postretirement benefit plans.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") issued by the FASB is effective for financial statements with fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect the adoption of SFAS 133 to have an impact on its financial position or results of operations.

  Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company has adopted SOP 97-2 for the year ended December 31, 1998; with respect to prior years, the Company believes that this pronouncement does not have a material impact on its financial position or results of operations.

EFFECTS OF INFLATION

  The Company believes that inflation has not had a material effect on its net sales and results of operations. Substantial increases in labor costs or video production costs on video produced for use within the Company's software programs or programs produced by joint ventures could adversely affect the operations of the Company for future periods.

ITEM 7. FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants



Financial Statements

    Balance Sheets

    Statements of Operations

    Statements of Stockholders' Equity

    Statements of Cash Flows


Notes to Financial Statements

               Report of Independent Certified Public Accountants


To the Stockholders of
Talk Visual Corporation
(Formerly Legacy Software, Inc.)
Cambridge, Massachusetts


We have audited the accompanying balance sheet of Talk Visual Corporation (formerly Legacy Software, Inc.) as of December 31, 1998, and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talk Visual Corporation (formerly Legacy Software, Inc.) as of December 31, 1998, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.


Mayer Rispler  & Company, P.C.


Brooklyn, New York
March  29, 1999

               Report of Independent Certified Public Accountants


To the Stockholders of
  Legacy Software, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Legacy Software, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Software, Inc. as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has never achieved operating profits, and in addition, at December 31, 1997, has negative working capital, minimal cash, significant indebtedness and liquidity problems. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the marketing and expansion of its operations. Management plans to generate these funds through a possible merger and the issuance of the Company's stock. There is no assurance that this will generate sufficient funds to enable the Company to continue its operations for the next twelve months.

The financial statements do not include any adjustments that might results from the outcome of this uncertainty.



BDO Seidman, LLP

Los Angeles, California
March 12, 1998

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                   ----------------------

                                                         1998        1997
                                                   ----------  ----------
      ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $  153,608  $   14,464
 Accounts receivable, net of allowances
   for doubtful accounts of $12,500 and $12,500        31,243     148,606
 Inventory                                              8,250      22,320
 Other receivables                                     70,000      21,016
 Subscriptions receivable                           1,743,000
 Marketable securities                                 89,210           -
 Other current assets                                   6,746      22,217
                                                   ----------  ----------

  Total current assets                              2,102,057     228,623
                                                   ----------  ----------

Product development costs, net                        381,604   1,255,570
Property and equipment, net                            18,500     128,910
Other assets                                            1,400       1,829
                                                   ----------  ----------

    Total assets                                   $2,503,561  $1,614,932
                                                   ==========  ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $  129,968  $   55,567
 Accrued expenses                                      16,685      18,466
 Deferred revenues                                          -      43,010
 Notes payable and current portion
   of long-term debt                                  281,066     783,619
                                                   ----------  ----------

       Total current liabilities                      427,719     900,662
                                                   ----------  ----------


LONG-TERM DEBT, net of current portion                 75,000     161,882
                                                   ----------  ----------
       Total Liabilities                              502,719   1,062,544
                                                   ----------  ----------

COMMITMENTS                                               -           -

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.001 per
   share, 5,000,000 shares authorized;
   none issued and outstanding

  Common Stock, par value $.001 per
   share, 10,000,000 shares authorized:
   1,393,418 and  885,000  shares
   issued and outstanding                               1,393          885
 Stock Subscribed                                         382          -
 Additional paid in capital                        10,000,719    7,062,557
 Accumulated deficit                               (7,829,760)  (6,511,054)
 Accumulated other comprehensive loss                (140,892)         -
 Stock Subscriptions receivable                      (157,000)         -
                                                  -----------  -----------

   Total stockholders' equity                       2,000,842      552,388
                                                  -----------  -----------

      Total Liabilities and Stockholders' Equity  $ 2,503,561  $ 1,614,932
                                                  ===========  ===========

                See accompanying notes to financial statements.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                            STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------

                                          1998                 1997           1996
                                   -----------          -----------    -----------

REVENUE
    Royalties                      $   206,452          $   411,465    $   768,716
    Software sales                      52,960               85,723         13,501
    Corporate services                  80,000
     Consulting                                                             12,125
                                   ___________          ___________    -----------

Total revenue                          339,412              497,188        794,342
                                   -----------          -----------    -----------



COSTS AND EXPENSES
    Cost of royalties                    9,558              211,308         76,507
    Cost of software sales              33,254               98,881          9,745
    Product development              1,008,640              619,516      1,664,478
    General & administrative           941,667            1,351,127      1,585,084
    Selling                             77,309              267,376         91,995
                                   -----------          -----------    -----------

Total costs and expenses             2,070,428            2,548,208      3,427,809
                                   -----------          -----------    -----------


LOSS FROM OPERATIONS                (1,731,016)          (2,051,020)    (2,633,467)

INTEREST EXPENSE                       (47,626)            (123,571)      (459,315)

INTEREST INCOME                                              19,492        108,240
OTHER EXPENSE                           (32,862)
OTHER INCOME                            192,768           _________    ___________
                                    -----------

LOSS  BEFORE EXTRAORDINARY ITEM     (1,618,706)          (2,155,099)    (2,984,542)

EXTRAORDINARY ITEM                     300,000
                                   -----------

NET LOSS                           $(1,318,706)         $(2,155,099)   $(2,984,542)
                                   ===========          ===========    ===========

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED
      BEFORE EXTRAORDINARY ITEM         $(1.54)              $(2.51)        $(4.78)

      EXTRAORDINARY ITEM                 $0.28                _____          _____
                                   -----------

 NET LOSS PER COMMON SHARE              $(1.26)             $(2.51)         $(4.78)
                                   ===========          ===========    ===========

WEIGHTED AVERAGE COMMON STOCK SHARES
OUTSTANDING
  BASIC AND DILUTED                  1,054,175             858,211         623,968

                 See accompanying notes to financial statements

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                               Accumulated
                                  Common Shares            Stock     Paid-In    Subscription      Other
                              -----------------------                                         Comprehensive   Accumulated
                                Shares       Amount     Subscribed   Capital     Receivable       Loss          Deficit     Totals
                            ----------   ----------   ----------   -----------  ------------  -------------  ------------ ----------
BALANCE, January 1, 1996         247,000    $     247                $   546,576                             $(1,371,413) $(824,590)
Issuance of common shares
 in exchange  for services         2,400            2                     14,398                                 --          14,400
Issuance of common shares
 in conversion  of note
 payable                         178,117          178                    699,822                                 --         700,000
Issuance of common shares
 in initial  public
 offering                        383,333          383                  6,899,617                                 --       6,900,000
Offering costs associated
 with initial public
 offering                             --           --                 (1,701,952)                                --      (1,701,952)
Issuance of common shares
 in acquisition
 of research and
  development                     11,111           11                    233,327                                 --         233,338
Issuance of common shares
 through employee stock
purchase plan                      2,410            2                     28,918                                 --          28,920
Issuance of common shares
 in exchange  for services        16,667           17                     99,983                                 --         100,000
Compensation related to
 nonemployee stock  options                                               39,907                                 --          39,907
Net loss                              --           --                        --                            (2,984,542)   (2,984,542)
                              ----------   ----------    -----------   ---------                          ----------     ----------
BALANCE, December 31, 1996       841,038          841                  6,860,595                           (4,355,955)    2,505,481


Issuance of common shares
 through employee stock
purchase plan                      2,614             3        23,523      23,526
Issuance of common shares
 for conversion of
 warrants                         41,348            41       162,459     162,500
Compensation related to
 nonemployee
stock options                     15,980                      15,980
Net loss                                                                                                  (2,155,099)   (2,155,099)
                              ----------   -----------    ----------   ----------  --------  ----------  -----------    ----------
BALANCE, December 31, 1997       885,000           885                 7,062,557                          (6,511,054)      552,388
Issuance of common shares
 in private placement on
 June 30, 1998                    72,667            73                   109,177                                           109,250
Issuance of common shares
 on exercise of warrants          19,084            19                    74,981                                            75,000
Issue of common stock in
 private placement on
 September 14, 1998              400,000           400       199,600                                                       200,000
Subscription for common
 shares in private
 placement
 on September 22, 1998                                          102    1,999,898    (157,000)                            1,843,000
Issuance of common stock
 for services                     16,667            16                    27,484                                            27,500
Subscription for common
 stock for investment on
 December 18, 1998                                               52      104,050                                           104,102
Subscription for common
 stock in private
 placement on December 31,
 1998                                                           200      349,800                                           350,000
Agreement for common
 shares in exchange for
 debt                                                            28       73,172                                            73,200
Net loss                                                                                                    (1,318,706) (1,318,706)
Comprehensive income -
 unrealized loss on
 marketable securities                                                                             (14,892)                 (14,892)
                              ----------   -----------   ----------- -----------     ----------   --------  ------------ ----------
BALANCE, December 31, 1998     1,393,418   $     1,393   $       382 $10,000,719      $(157,000)  $(14,892) $(7,829,760) $2,000,842
842




                 See accompanying notes to financial statements

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                            STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------

                                                     1998                                                       1997          1996
                                                                                           -----------   -----------   -----------
Cash flows from operating activities:
Net loss                                                                                   $(1,318,706)  $(2,155,099)  $(2,984,542)

   Adjustments to reconcile net loss to net cash
         used in operating activities:
        Provision for doubtful accounts                                                                       62,500         6,877
        Amortization of product development costs    36,712                                                  134,279        76,507
        Writedown of product development costs       859,424                                                  75,000            --
        Amortization of deferred loan fees and
         original
                                                     issue discount                                                        355,307
        Depreciation                                 74,392                                                   99,614        57,399
                                                     Due former co-development partner                      (300,000)
       (Gain) on sale of assets and assumption of
                                                     debt by third party                                   (153, 235)
       (Gain) loss on disposal of property and
           equipment                                                                                         178,537           144
       Reduction of property and equipment  to
        Net Realizable Value                         35,092
       Stock based compensation expense                                                                       15,980        44,245
       Issuance of common stock in exchange for
          services                                   31,750                                                       --        14,400
        Issuance of common stock in acquisition of
                                                     research and development                                233,338


Increase (decrease) in cash from changes in:
   Accounts receivable, net                          117,363                                                (159,967)       (6,691)
   Other receivables                                 (48,984)                                                104,872      (125,888)
   Inventories                                       14,070                                                  (22,320)
   Other assets                                      15,471                                                     (323)      (16,624)
   Accounts payable                                  74,401                                                 (111,530)      157,145
   Accrued expenses                                  (1,781)                                                 (19,896)       (5,419)
   Accrued vacation                                                                                          (32,127)       43,101
                                                     Payable to former co-development partner                              400,000
   Development expense co-funding billings in
        excess of development expense co-funding
                                                     recognized                                                            (54,637)
   Deferred revenues                                 (43,010)                                                  2,622        40,388
   Accrued interest                                  _______                                                  80,000      (148,550)
                                                                                                         -----------   -----------

        Net cash used in operating activities        (607,041)                                            (1,747,858)   (1,913,500)
                                                                                           -----------   -----------

 Cash flows from investing activities:
    Note receivable                                                                                          (50,000)
   Purchase of property and equipment                (6,052)                                                  (5,238)     (388,829)
   Proceeds from the disposition of property and
        equipment                                    6,978                                                     7,438         7,750
  Unrealized loss on marketable investments
   available for sale                                (14,892)
  Additions to product development costs             (22,170)                                              (204,372)   (1,260,478)
                                                                                                         -----------   -----------
        Net cash used in investing activities        (36,136)                                               (252,172)   (1,641,557)
                                                                                           -----------   -----------   -----------

 Cash flows from financing activities:
   Restricted cash                                                                                            55,240       (55,240)
   Payments under line of credit                                                                             (35,250)       35,250
   Proceeds from note payable                                                                                 75,000
   Increase in short term borrowings                 29,104
   Advances for product development and operations   44,317
   Payments on notes payable and long term debt      (75,350)                                                (71,301)     (365,534)
   Borrowings on notes payable and long term debt
   Proceeds from private placement of convertible
    note
                                                     Net proceeds from initial public offering                    --     5,355,589
                                                     Proceeds from private placements for common stock       709,250
   Exercise of Common Stock Warrants                 75,000                                                  162,500
   Issuance of stock under  employee stock
    purchase plan                                    _______                                                  23,526        24,581
                                                                                                         -----------

       Net cash provided by financing activities     782,321                                                 209,715     4,994,646
                                                                                           -----------   -----------   -----------

 Increase (decrease) in cash and cash equivalents    139,144                                              (1,790,315)    1,439,589
 Cash and cash equivalents, at beginning of period   14,464                                                1,804,779       365,190
                                                                                           -----------   -----------   -----------

 Cash and cash equivalents, at end of period         153,608                               $             $    14,464   $ 1,804,779
                                                                                           ===========   ===========   ===========

                                      F-7

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                            STATEMENT OF CASH FLOWS
                                  (CONTINUED)



Supplemental disclosure of cash flow information


(a) Non-cash transactions

    On January 23, 1996, the Company issued 2,400 shares of common stock to an individual for consulting services.

    In May, 1996, $700,000 of a convertible note payable to a trust company was converted into common stock of the Company.

    On August 30, 1996, the Company issued 11,111 shares of common stock to acquire substantially all of the assets of an internet technology company, which consisted primarily of purchased research and development (Note 13).

    On November 1, 1996, the Company issued 16,667 shares of common stock to an individual in satisfaction of accrued compensation in the amount of $100,000 (Note 8).

    During the years ended December 31, 1997 and December 31, 1996, the Company recorded $15,980 and $39,907 respectively representing compensation in conjunction with nonemployee stock options
    (Notes 8 and 9).

    In September 1998 the Company issued 16,667 shares of common stock in exchange for services.

    On December 18, 1998, the Company agreed to issue 52,051 shares of common stock in exchange for the contribution of a short term investment with a market value of $104,102.

    In December, 1998, the Company agreed to issue 28,150 shares of common stock for the cancellation of a note payable including accrued interest in the amount of $73,200.

    Sale of assets and assumption of debt by a third party     $147,935
                                                             __________
    Reduction of debt by a former co-development partner       $300,000
                                                             __________
(b) Cash paid during the period for:
    Interest
                                                                $47,626       $43,569        $252,000
                                                             ___________________________________________
    Income taxes                                                                               $1,000
                                                             ___________________________________________

                 See accompanying notes to financial statements

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Business
---------

Legacy Software, Inc., renamed Talk Visual Corporation February 26, 1999 (the "Company") was reincorporated in Delaware in March 1996. On September 8, 1998 the Company and Videocall International Corporation ("Videocall") announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed an Agreement and Plan of Merger ("Merger Plan") detailing the terms of the transaction, whereby Videocall will merge (the "Merger") into a newly formed, wholly owned subsidiary of the Company. In accordance with the terms of the Letter of Intent, the officers of Videocall and certain Board Members of Videocall were elected to the Board of the Company, and the existing Members of the Board of the Company resigned, thus making Videocall a related entity. Videocall is a development stage company formed to provide videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and wholly owned outlets. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger. The parties are currently preparing a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for stockholder approval of the Merger Plan. Upon the approval by stockholders, it is the intent of the Company to exit its' CD-ROM software development activities, to determine the economic value of sale or retention of existing products and going forward to focus entirely on Videocall operations. At December 31, 1998, the Company had ceased developing and marketing software products and was focusing on consummating the Merger with Videocall. Also, subject to approval of the Merger Plan, it is the intent of the Company to reincorporate from Delaware to Nevada.


Use of Accounting Estimates
----------------------------

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


Cash Equivalents
-----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


Inventory
----------

Inventory, which consists of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.


Stock Subscriptions Receivable
------------------------------

On September 22, 1998 a private placement of $2,000,000 for 2,040,816 shares of Common Stock was subscribed to by third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations. Of the $1,900,000 still due under the subscriptions at year end, through March 31, 1999, $1,743,000 has been received in cash which has cleared as collected funds; the balance of $157,000 has been received as other assets.

Property and Equipment
-----------------------

Property and equipment are stated at cost less accumulated depreciation.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

During the year ended December 31, 1998, the Company adjusted the carrying value of all fixed assets to net realizable value. This resulted in a charge to operating expense of $44,071.


Income Taxes
-------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)
-------------------------

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


Revenue Recognition
--------------------

Royalty Revenue

Royalty revenues consist of royalties earned on sales of software developed with co-development partners or sales made by distribution partners, from which the Company earns a specified percentage of the sales price or a specified dollar amount per unit. Royalty revenues on consignment shipments made by the co-development partners are only recognized when both (i) the Company can reasonably estimate the product sell-through from its co-development partners has occurred and (ii) the Company can comply with Statement of Financial Accounting Standards No. 48 (SFAS 48), "Revenue Recognition When Right of Return Exists." The Company has determined that it can recognize revenue in accordance with SFAS 48 by reviewing and analyzing, among other things, (i) the Company's and the co-development partners' experience on co-development software sales and returns to date, (ii) sales and returns of the Company's past co-development software products and other information relating thereto, (iii) sales and returns of comparable computer software products of other information relating thereto, (iv) information regarding significant purchasers of the Company's product, and (v) computer software industry data and practices.

Royalty revenues on sales made by distribution partners are recognized upon shipment to customers, less a reasonable estimate for returns (Note 15).

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

Consulting Revenue and Contract Services

Consulting revenue and Contract Service revenue is recognized as services are performed.


Product Development Costs
--------------------------

Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs once technological feasibility has been established upon completion of a detailed program design. All costs capitalized are net of related development expense co-funding, and the Company ceases capitalizing such costs when the product derived from the project is available for general release to customers. These costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. The Company evaluates the recoverability of any software development costs capitalized on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized balance of software development costs (see below). Based on this evaluation, the Company recorded a writedown of software development costs of $75,000 in 1997. As discussed earlier, the Company has ceased developing and marketing software products and is focusing on consumating the Merger. The Company terminated all co-development agreements prior to January 1, 1998. The Company has not entered into any new co-development contracts since that date. For the year ended December 31, 1998, the Company engaged the services of an independent third party to render an opinion of net realizable value for the capitalized software development costs remaining on the balance sheet. Accordingly, amortization for the year ended December 31, 1998 reflects an adjustment in the amount of $859,424, to bring capitalized software development costs to net realizable value. Separate from the adjustment to net realizable value, during the year ended December 31, 1998, the Company capitalized $22,170 of software development costs relating to the Emergency Room Intern title and the DA Pursuit of Justice title, and amortized $36,712 into operations. With respect to the year ended December 31, 1997, the Company capitalized $140,148 of software development costs related to the DA Pursuit of Justice title and in the year ended December 31, 1997, the Company amortized $169,080 into operations. During the year ended December 31, 1997 the Company capitalized $64,224 relating to the Emergency Room Intern title and amortized $40,199 into operations.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)


Earnings Per Share
-------------------

The Company adopted SFAS No. 128, "Earnings Per Share," during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128. Additionally, all amounts have been adjusted for the September 8, 1998 three for one reverse split.


Stock-Based Compensation
-------------------------

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (SFAS 123), as of January 1, 1996, which establishes a fair method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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


Accounting Pronouncements:

Capital Structure Disclosure
----------------------------

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. This standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.


Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130 effective with the year ending December 31, 1998, prior years had no impact on its financial position or results of operations.


Segment Reporting
-----------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company is not subject to the reporting requirements of SFAS 131 as it does not have any segment activity to report on in the years presented.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1 -- Summary of Significant Accounting Policies (Continued)

Pension and Postretirement Benefits
-----------------------------------

Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," ("SFAS 132") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 revises the disclosure requirements for pension and other postretirement benefit plans. At December 31, 1998, the Company did not maintain any postretirement benefit plans.


Derivative Instruments and Hedging
----------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") issued by the FASB is effective for financial statements with fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect the adoption of SFAS 133 to have an impact on its financial position or results of operations.


Software Revenue Recognition
----------------------------

Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company believes this SOP does not have a material effect on the financial statements.


Note 2 -- Financial Condition and Liquidity

As of December 31, 1998, the Company had (i) never achieved operating profits,
(ii) ceased development of new titles, (iii) ceased its internet gaming services, (iv) closed one of its business offices in California, (v) ceased marketing and public relations efforts with respect to the software products, and (vi) reduced its total number of employees to two. Revenues from the Company's Emergency Room and DA Pursuit of Justice titles and derivatives thereof are minimal and in light of the proposed Merger with Videocall, are expected to cease. On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed Merger Plan. On September 22, 1998 a private placement subscription of $2,000,000 for 2,040,816 shares of the Company's Common Stock was made by third party investors into the Company to provide additional capital to the Company for use in the merged Company/Videocall operations. At March 31, 1999, all amounts due under stock subscriptions had been received by the Company. The Company has received a total of $905,717 in contributed capital during the period June 1, 1998 through December 31, 1998. Management feels that based on these contributed capital amounts, the Company will be able to operate for the coming twelve months. The Company believes that it will be able to consummate the Merger, and its prospects for obtaining additional financing will improve as a result thereof. Additionally, subject to approval of the Merger Plan, it is the intent of the Company to reincorporate from Delaware to Nevada.

On February 26, 1998. the Company was notified by The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement(s), pursuant to NASD Marketplace Rule(s) 4310(c )(02) and the minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c )(04) both of which became effective on February 23, 1998. Non-compliance with these and other rules adopted by NASDAQ at that date, will result in the Company's stock being delisted from the NASDAQ SmallCap Market. On July 20, 1998 NASDAQ notified the Company continuing failure to comply with the rules would result in delisting of the Company's stock on July 28, 1998. The Company filed an appeal for an oral hearing on a date to be determined by NASDAQ to stay the delisting. The Company appeared before a hearing committee on September 18, 1998 and outlined the steps it has taken and will subsequently take to maintain compliance. As a result of the hearing NASDAQ granted the Company an exception to the listing requirements if the Company complied with certain of the requirements. This exception, originally granted through December 7, 1998, was extended to January 29, 1999 and further extended to May 15, 1999.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



Note 2 -- Financial Condition and Liquidity  (continued)

Fair Value of Financial Instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.


Marketable Securities
---------------------

Marketable securities consist of common stock currently trading on a national exchange. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. At December 31, 1998, marketable securities were considered as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method. At December 31, 1998, available-for-sale equity securities and their market value was as follows:

    Equity Securities, at cost        $  104,102
    Unrealized  Loss                     (14,892)
                                      ----------
    Market Value at December 31, 1998 $   89,210
                                      ==========



Note 3 -- Property and Equipment

Property and equipment are summarized as follows:

                                   December 31,
                                 -----------------

                                    1998      1997
                                 -------  --------

Computers and equipment          $16,500  $212,688
Furniture and fixtures             1,000    17,930
Computer software                  1,000    10,496
                                 -------  --------

                                  18,500   241,114
Less accumulated depreciation          -   112,204
                                 -------  --------

Totals                           $18,500  $128,910
                                 =======  ========


Depreciation and amortization expense on property and equipment was $74,392, $99,614, and $57,399 for the years ended December 31, 1998, 1997, and 1996, respectively.

Due to the Company downsizing and relocating its corporate offices, the Company wrote off $35,071 related to computers and equipment during 1998. The Company wrote off $51,885 related to computers and equipment and $32,250 related to leasehold improvements during 1997. Additionally, in 1997 the Company sold the majority of its furniture and fixtures to its Landlord and recorded a loss of approximately $95,000.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 4 - Extraordinary Item

Termination  of Co-Development Partner's Agreement

The Company and IBM entered into a Development and Licensing Agreement (the "DA License Agreement") on November 16, 1995. In the fourth quarter of 1996 the Company and IBM mutually agreed to terminate the DA License Agreement. At that time, the Company had an obligation to IBM in the amount of $500,000. The Company and IBM reached an agreement on September 14, 1998 whereby the Company will pay $200,000 to IBM in quarterly payments of $25,000 commencing with the fiscal quarter ended September 30, 1998. The Company has recognized $300,000 of extraordinary income as a result of the cancellation of the debt under the terms of the agreement with IBM.

During 1996 a letter of intent was signed with McGraw Hill Home Interactive ("McGraw Hill") for the development and licensing of the contemplated Animal Doctor title. The letter of intent was effectively terminated without cause by McGraw Hill prior to December 31, 1996, with unfunded development expense reimbursement due in the amount of $75,000. The unfunded development expense due was received in 1997.

Note 5 -- Long Term Debt

The Company's long-term debt is as follows:

                                                                                        December 31,
                                                                                        ------------

                                                                                      1998        1997
                                                                                      ----        ----

Unsecured note payable to related party bearing interest at 10.5%; all accrued interest and principal payable in monthly installments  of $10,000,
 from July 1997 through June 1999                                                               $260,051

Unsecured note payable to shareholder bearing interest at 16.7%; all accrued interest and principal payable over the course
 of two years from March 1998  through February 2000                                              73,200

Unsecured note payable to shareholder bearing interest at 10.5%; all accrued interest and principal payable over the course
 of two years from March 1998 through February 2000                                               57,250

Unsecured note payable to IBM, due in quarterly installments of
  $25,000 through September 30, 2000                                               175,000

Unsecured obligation to IBM for milestone payments                                               480,000

Unsecured note payable to a third party with outstanding principal due
  December 31, 1998                                                                               75,000

 Unsecured notes payable to  third parties                                         178,066

Unsecured notes payable to related parties                                           4,000
                                                                                  --------      --------
  Total notes payable                                                              356,066       945,501

  Less current portion                                                             281,066       783,619
                                                                                   --------     --------

  Long-term portion                                                               $ 75,000      $161,882
                                                                                  ========      ========

                                      F-14

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



Note 5 -- Long Term Debt (Continued)


On September 14, 1998 the Company entered into an Agreement of Sale between the Company and Legacy Interactive ("Interactive"), a company currently owned by the former Chairperson of the Company, whereby certain assets of the Company totaling $216,260 were sold to Interactive and Interactive assumed $324,359 in debt from the Company. The difference of $108,099, was recorded as a note payable.

On December 31, 1998, a shareholder and former member of the Board agreed to cancel the Company's debt obligation in the amount of $73,200 in exchange for 28,150 shares of common stock to be issued.

The aggregate maturities of long-term debt maturing in succeeding years are as follows:

   December 31,              Amount
   ------------              ------

       2000                 $ 75,000
                            ========



Note 6 --Commitments  and Contingencies

Operating Leases
-----------------

The Company leases certain equipment under various operating leases which expire at various dates through November 5, 1999. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 1998 are as follows:

                            Operating
   December 31,              Leases
   ------------              ------


      1999                   $9,948
      2000                    9,948
                           ---------

                            $19,896
                            =======

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $61,031, $155,013, $113,569.


Employment Agreements
----------------------

During 1997, the Company cancelled all of its employment agreements with employees, exclusive of two officers, whose employment agreements were cancelled in 1998.


Legal Proceedings
-----------------

On August 18, 1997, the U.S. Securities and Exchange Commission ("SEC") issued subpoenas deces tecum to the Custodian of Records of the Company and other parties. The subpoenas were issued in connection with the SEC's formal investigation entitled In the Matter of Reynolds Kendrick Stratton, Inc., File No. LA-752 (the "Investigation"). The Investigation appears to center around activities of JB Oxford Holdings, Inc., a broker-dealer, which is the successor to Reynolds Kendrick Stratton, Inc., and was the underwriter of the Company's initial public offering. The SEC has indicated that it expects to take the testimony of the Company and other parties at some point in the future. The Company has no reason to conclude that it is a target of the Investigation.

The Company has filed a lawsuit (the "Complaint") in Los Angeles, California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleges that Lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily benefited her
personally."   The Company also claims that Lehrer's actions were "taken in bad faith and were...  not in the

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 6 --Commitments  and Contingencies (continued)

Legal Proceedings (continued)
-----------------------------

best interest of Plaintiff Legacy or its shareholders." The Company also alleges that Lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of plaintiff Legacy..." The company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq SmallCap Stock Market. The Company seeks to recover substantial damages, to be proved at trial, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets.


Stock and Warrant Contingency
-----------------------------

The Company has agreed to issue 600,000 shares of stock and 1,800,000 options to parties responsible for the introduction of the Company to Videocall. The options are exercisable at twenty five cents per share and expire three years from the issue date. Additionally, Videocall has agreed to issue 1,200,000 shares in connection with the Merger agreement to parties responsible for the introduction of Videocall to the Company. Both equity obligations take effect on the successful Merger of Videocall with the Company.


Note 7 -- Stockholders' Equity

Initial Public Offering

In May 1996, the Company consummated an initial public offering of 383,333 shares of its common stock adjusted for the 1:3 reverse split in September 1998. Net proceeds to the Company were approximately $5,198,048 after deducting all offering-related expenses. During 1996 and 1997, the Company used a majority of the net proceeds for the development of additional RealPlayTM (formerly Career SimTM) titles, the development of Passport2, the Company's Internet gaming technology, certain outstanding debt, and for working capital purposes.


Capital Stock Transactions

On January 23, 1996, the Company issued 2,400 shares of common stock to an individual in exchange for consulting services. The Company recorded expenses during 1996 of $14,400 representing the fair market value of the common shares issued.

In May 1996 $700,000 of a convertible note payable to a trust company was converted into 178,117 shares of the Company stock. The number of shares issued was determined by the conversion price of $3.93 per share.

In May 1996, in conjunction with the initial public offering, the Company granted to the underwriter a five-year warrant to purchase up to 30,933 shares of common stock exercisable at $27.00 per share. The Company did not record an expense during 1996, as the Company determined the value of the warrants was less than the exercise price.

During the years ended December 31, 1997 and 1996 the Company recorded stock-based compensation expense of $15,980 and $39,907 related to non-employee stock options in accordance with SFAS 123.

On August 30, 1996 the Company issued 11,111 shares of common stock to acquire substantially all of the assets of an internet technology company, which consisted primarily of purchased research and development. The Company recorded $233,338 of product development expenses related to this transaction which was valued based on the fair market value of the stock issued.

On October 31, 1996, the Company issued 2,410 shares of common stock to various employees under the Employee Stock Purchase Plan. The fair market value of the stock was $12.00 per share on October 31, 1996 and the purchase price to the plan was $10.20 per share. The Company recorded compensation expense of $4,338 related to this transaction.

On November 1, 1996 the Company issued 16,667 shares of common stock to an individual in satisfaction of accrued consulting compensation. This transaction was valued at the fair market value of the services received of $100,000.

On May 30, 1997 the Company issued 2,614 shares of common stock to various employees under the Employee Stock Purchase Plan. The fair market value of the stock was $9.00 per share on May 30, 1997 and the purchase price to the plan was $7.65 per share. The Company recorded compensation expense of $3,529 related to this transaction (See Note 9).

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 7 -- Stockholders' Equity  (continued)

Capital Stock Transactions (continued)

On August 15, 1997 a trust company exchanged 41,348 warrants on the Company's common stock for $162,500.

On June 30, 1998 the Company issued 72,667 shares of common stock in a private placement of $109,250.

On June 23, 1998 a trust company exchanged 19,084 warrants on the Company's common stock for $75,000.

On September 14, 1998 the Company issued 400,000 shares of common stock in a private placement for $200,000.

On September 22, 1998 the Company received stock subscriptions for 2,040,818 shares of common stock in a private placement of $2,000,000. At that date $100,000 was paid on the subscriptions. Of the remaining $1,900,000 due under the subscriptions, $1,743,000 has been received in cash funds collected by the depository as of March 31, 1999 and therefor has been classified as a current receivable; the balance of $157,000 has been received in other assets as of March 31, 1999.

On October 1, 1998 the Company issued 16,667 shares of common stock for services.

On December 18, 1998, the Company exchanged 52,051 shares for marketable securities with a market value of $104,102.

On December 31, 1998, the Company had received $300,000 in cash and an advance receivable in the amount of $50,000 for 200,000 shares to be issued.

On December 31, 1998, a shareholder and former member of the Board, had agreed to cancel the Company's debt obligation to him of $73,200 in exchange for 28,150 shares of stock to be issued. The debt was cancelled effective December 31, 1998.


Warrants

In connection with the Company's initial public offering of common stock, the Company issued warrants to a trust company to purchase 66,667 shares of common stock at $3.93 per share. The warrants were exercisable immediately.

During 1997 the trust company exercised warrants to purchase 41,348 shares of common stock and in 1998, 19,084 shares of common stock . As of December 31, 1998, warrants to purchase 6,235 shares of common stock were outstanding.



Note 8 -- Stock Option and Purchase Plans

The Company had a stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorized the issuance of common stock. On June 19, 1997, in connection with the termination of certain employment agreements, all stock options were fully vested for terminating employees. At December 31, 1998, all outstanding stock options were fully vested.

The Option Plan was divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals could, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the grant date; (ii) the Stock Issuance Program under which such individuals could, at the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 8 -- Stock Option and Purchase Plans  (continued)

Option activity within each plan was as follows:

                                                                              Weighted
                                           Incentive         Directors         Average
                                         Stock Option       Stock Option        Price
                                            Plans               Plan          Per Share
                                         ------------       ------------      ---------
Balance outstanding December 31, 1996       157,222             6,667           $ 9.54

           Options granted range from
     $9.00 to $11.25 per share                3,332             1,667           $10.50

          Options canceled range from
     $9.00 to $21.75 per share              (41,554)                            $ 9.48

Balance outstanding, December 31, 1997      119,000             8,333           $ 9.60

            Options granted range from
     $2.07 to $12.00  per share             140,000             1,667           $ 3.20

          Options cancelled range from
      $3.00 to $12.00 per share               (6,667)          (10,000)         $ 9.60
                                           ---------        ----------       ---------

Balance outstanding, December 31, 1998       252,333                 0          $ 5.74
                                            ========        ==========       =========

Options exercisable, December 31, 1998       252,333                 0          $ 5.74
                                            ========        ==========       =========

Information relating to stock options at December 31, 1998 summarized by exercise price are as follows:

                                           Outstanding                            Exercisable
                                           -----------                            -----------
                                                Weighted Average                Weighted Average
                                                ----------------                ----------------

Exercise Price                                Life      Exercise                          Exercise
Per Share                        Shares     (Months)     Price                  Shares      Price
                                 ------     --------    --------                ------    --------
Incentive Stock  Option Plan

                                 59,500        6.0       $8.25                    59,500    $8.25
                                 59,500        6.0       $9.75                    59,500    $9.75
                                 66,667       18.0       $2.07                    66,667    $2.07
                                 33,333       18.0       $3.11                    33,333    $3.11
                                 33,333       18.0       $4.14                    33,333    $4.14
                                -------       ----       -----                   -------    -----
                                252,333       12.4       $5.74                   252,333    $5.74
                                =======                                          =======

All stock options issued to employees have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts presented below as follows:

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 8 -- Stock Option and Purchase Plans  (continued)

                                                      1998            1997            1996
                                                  -----------     -----------     -----------
Net loss as reported                              $(1,318,706)    $(2,155,099)    $(2,984,542)
Net loss pro forma                                $(1,366,120)    $(2,621,214)    $(2,997,000)

Basic net loss per common share  as reported      $     (1.26)    $     (2.51)    $     (4.78)

Basic net loss per common share pro forma         $    (1.30)     $     (3.05)    $    (4.80)

Diluted net loss per common share as reported     $    (1.26)     $     (2.51)    $    (4.78)

Diluted net loss per common share  pro forma      $    (1.30)     $     (3.05)    $    (4.80)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996; expected life of option of 10 years, expected volatility of 26.2%, and 14.7% respectively risk-free interest rate of 6.0% and 6.2%, respectively and a 0% and 0% dividend yield, respectively. The weighted average fair value at date of grants for options granted during 1997 and 1996 was approximately $1.72 and $3.00 per option. For 1998, all outstanding options expire within eighteen months. At December 31, 1998, option exercise prices were above the market price of the stock, except for 66,667 shares.

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

On October 31, 1996, the Company's Employee Stock Purchase Plan (the "Purchase Plan") purchased 2,410 shares of the Company's common stock. The fair market value of the stock on this date was $12.00 per share, and the purchase price to the employees was 85% of fair market value, or $10.20 per share. Compensation expense in the amount of $4,338 related to this transaction was recognized in the Statement of Operations for the year ended December 31, 1996. On May 30, 1997 the plan purchased 2.614 shares of the Company's common stock. The fair market value was $9.00 per share and the purchase price to the employees was 85% of fair market value, or $7.65 per share. Compensation expense in the amount of $3,529 was recognized in the Statement of Operations for the year ended December 31, 1997.


Note 9 - Income Taxes

At December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $6,851,000 and $3,333,600, respectively, available to offset taxable income through the year 2013. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 1998 and 1997, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized. The valuation allowance at December 31, 1998 and 1997 was $2,790,900 and $2,253,000.


Note 10 - Significant Customer

The Company had one significant customer in 1998, 1997 and 1996 which represented approximately 61%, 69%, and 94% of revenue.


Note 11 - Related Party Transactions

During 1997, and 1996 the Company paid $3,974, and $1,527,328 in production coordination expenses to a company in which an employee is a 50% owner. During 1998 the Company paid $21,102 in legal fees to a member of the Board, and advanced $70,000 to a subsidiary of Videocall. Additionally, Videocall advanced $4,000 at December 31, 1998 to the Company.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 11 - Related Party Transactions (continued)

As provided in the Merger Plan, and in accordance with the terms of the September 8, 1998 Letter of Intent, Michael J. Zwebner was elected Chairman of the Board of Directors of the Company and Ariella J. Lehrer, Ph.D. resigned as Chairwoman of the Board. Dr. Lehrer resigned to form Legacy Interactive, Inc. ("Interactive") and as a condition of the transaction, the
Company   entered  into  an  agreement  to  sell  certain  assets totaling
$216,260 to Interactive and Interactive assumed certain debts totaling $324,359 from the Company. On September 14, 1998 the Company made a payment of $36,033 to Interactive as a portion of the difference between the assets sold and debt assumed by Interactive. The parties are currently in negotiations to determine a plan of payment for the balance due of $72,066. In addition to Mr. Zwebner, the Company elected Alexander H. Walker, Jr., Michael Cuzner-Charles and Eugene A. Rosov to fill existing vacancies on the board. Mr. Zwebner is Chairman of the Board for Videocall and Mr. Rosov is President and CEO of Videocall. Additionally, Mr. Zwebner, Mr. Rosov and Mr. Walker are Directors of Videocall.

During the year ended December 31, 1998 and 1997, the Company entered into a number of related party debt transactions as described in Note 6.


Note 12 - Acquisition of Research and Development

In August 1996, the Company acquired substantially all of the assets, properties, and rights of On the Toes of Giants, Inc., a California corporation ("OTTOG"), pursuant to an Asset Purchase Agreement, dated August 19, 1996, which consisted primarily of purchased research and development. The Consideration for the purchased assets consisted of 11,111 newly-issued shares of common stock, par value $.001, of the Company and the assumption of certain liabilities of OTTOG. The transaction was valued as of August 30, 1996, the closing date, when the common stock had a fair market value of $21.00 per share, at a total fair market value of $233,338, and was recorded as an expense of product development.


Note 13 - Earnings Per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                 1998      1997     1996
                                               ---------  -------  -------

Basic weighted average shares outstanding      1,054,175  858,211  623,968
Dilutive effect of options                            --       --       --
                                               ---------  -------  -------

Diluted weighted average shares outstanding    1,054,175  858,211  623,968

Options to purchase 252,333, 127,333 and 163,889 shares were outstanding during the years ended 1998, 1997 and 1996, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.


Note 14 - Fourth Quarter Transaction

During the fourth quarter of 1996, the Company recognized into its Statement of Operations $747,995 of royalty revenue from the Emergency Room title that related to the co-development sales. Although the cash had been received in earlier periods, the Company was unable to reasonably estimate returns on its early sales of the Emergency Room title in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48). However, during the fourth quarter, sufficient information was available for the Company to reasonably estimate the returns. Of the royalty revenue recognized in the fourth quarter of 1996, $312,787, $493,670, $266,592 and $73,946 relates to sales from the fourth quarter of 1995, and the first, second, and third quarters of 1996, respectively.

                            TALK VISUAL CORPORATION
                        (FORMERLY LEGACY SOFTWARE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 15 - Subsequent Events

Subsequent to December 31, 1998, the following activities have occurred with respect to the Company:

Property Acquisitions

     The Company has acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends at the rate of $ .095 per share per annum.

Business Alliances

          On February 19, 1999 the Company signed a Placement and Fee Agreement with Red Laguna Trading Company, Inc., ("Red Laguna") for compensation of 500,000 Warrants to purchase the Company's Common Stock, at an exercise price of $5.00 per share, to employ Red Laguna to find strategic business alliances for the Company over the period of the next three years.

     On February 23, 1999 the Company and Infochannel Limited ("Infochannel"), a Jamaican corporation signed a Memorandum of Understanding whereby the Company will purchase a 23% interest in Infochannel for 78,823 shares of the Company's Common Stock valued at $4.17 per share. The Company and Infochannel will in turn form a joint venture, Videocall Jamaica, Limited, to operate the videocalling outlets in the Jamaican market.

Business Acquisitions

     On March 22, 1999 the Company and Proximity Inc. ("Proximity"), a Vermont corporation, signed a Letter of Intent whereby, subject to due diligence by both parties, the Company will purchase the outstanding stock of Proximity for $4 million dollars in common stock of the Company valued at $4.00 per share. In addition the Company will pay Proximity shareholders the sum of $250,000 in 10 equal monthly installments and subject to receiving audited financials and pro forma operating reports will make available $200,000 for working capital purposes. Proximity provides international full spectrum videoconferencing services with public access to over 2,000 videoconferencing sites.

Facilities

          On February 24, 1999 the Company closed the Los Angeles office and consolidated its operations with Videocall at One Canal Park, Cambridge, MA.

Corporate Name and Trading Symbol

          Effective March 1, 1999, the Company changed its name to Talk Visual Corporation. On the same date, the Company's trading symbol on the Nasdaq SmallCap Stock Market was changed to TVCPC.

Stockholder Public Relation Services

          The Company issued 150,000 shares on January 25, 1999, to a public relations firm for representation services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 4, 1999, the Board of Directors of the Company, appointed Mayer Rispler & Company, P.C. ("Rispler") as the independent public accountants - auditors of the Company effective this date. Rispler replaces BDO Seidman, LLP ("BDO") which resigned as independent public accountants of the Company on January 14, 1999.

  BDO's report on the Company's financial statements for the year ended December 31 1997 was subject to a going-concern qualification. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with BDO, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO's satisfaction, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Information concerning the directors of the Company is contained in portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998 and incorporated herein by reference. Information concerning the following individuals is not contained in the Proxy Statement and therefore is presented below:

C. Harold Snyder, CPA - Age 43, has held the position of Chief Financial Officer since November 6, 1998. From 1985 to 1990 served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, served as a business consultant, financial and tax strategist for companies throughout the New England area. Currently serves as Chief Financial Officer for Videocall.

Section 16(a) Beneficial Ownership Reporting Compliance

  (The following people are directors, officers, beneficial owners of 10% or more of the common stock, or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under section 16(a) of the Exchange Act)

Michael Zwebner, Eugene Rosov, David Hurwitz, Alexander Walker, Jr., Michael Cuzner-Charles and C. Harold Snyder have reportable events in 1998 which require the filing of forms 3 and 5, and all contemplate that such Forms will be filed subsequent to the filing of this Report.


ITEM 10. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to portions of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3(i).   Articles of Incorporation

     3(ii). By-Laws

     27.  Financial Data schedule

     99.   Additional exhibits - internal Balance Sheet at 2/28/99



(b)  REPORTS ON FORM 8-K.

  Disclosure under item 5 of Agreement and plan of Merger with Videocall International Corporation - filed September 14, 1998. No financial statements were included with this filing.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TALK VISUAL CORPORATION

                      By: /s/  Eugene Rosov
                          -----------------
                           Chief Executive Officer

Dated: March 31, 1999

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene Rosov and C. Harold Snyder, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Report and any amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      Signature                      Title                             Date
      ---------                      -----                             ----
/s/    EUGENE ROSOV           President and Chief Executive       March 31, 1999
----------------------------  Officer (Principal Executive
       Eugene Rosov           Officer) and Director



/s/   C. HAROLD SNYDER        Chief Financial Officer             March 31, 1999
----------------------------  (Principal Financial
      C. Harold Snyder        and Accounting Officer)



/s/   MICHAEL ZWEBNER         Chairman of the Board and           March 31, 1999
----------------------------  Director
      Michael Zwebner



/s/   DAVID B. HURWITZ        Director                            March 31, 1999
----------------------------
      David B. Hurwitz



/s/  ALEXANDER WALKER, JR.     Director                           March 31, 1999
----------------------------
     Alexander Walker, Jr.



/s/ MICHAEL CUZNER-CHARLES     Director                           March 31, 1999
----------------------------
    Michael Cuzner-Charles