Form 10KSB/A
period 1998-12-31
TALK VISUAL CORP
filed 1999-04-30
CIK 1007367

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
                                 ANNUAL REPORT

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

                            TALK VISUAL CORPORATION
            (Exact name of registrant as specified in its charter)

                             LEGACY SOFTWARE, INC.
            (Former name of registrant as specified in its charter)

                Delaware                                            95-4561156
    (State or other jurisdiction of                        (IRS Employer Identification No.)
     incorporation or organization)
        One Canal Park - 3rd Floor                                      02142
         Cambridge, Massachusetts                                    (Zip Code)
 (Address of principal executive offices)
   5757 W. Century Boulevard, Suite 700                                 90045
          Los Angeles, California                                    (Zip Code)
(Former address of principal executive offices)

      Registrant's telephone number, including area code: (617) 679-0300 Registrant's former telephone number, including area code: (310) 348-7266
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:


         Title of each class                      Name of exchange on
      Common Stock, $.001 par value                Which registered
                                                          None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     As of March 23, 1999, there were 3,714,435 shares of the registrant's Common Stock outstanding. The aggregate market value (based on the average bid and asked prices of the Common Stock) of the voting stock held by non-affiliates of the registrant on March 23, 1999 was $11,816,924.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Certain biographical information concerning the Directors and executive officers of the Company as of March 31, 1999 is set forth below. Such information was furnished by them to the Company.

DAVID B. HURWITZ

     David B. Hurwitz - Age 35, has been a Director of the Company since November 6, 1998. Mr. Hurwitz is the Executive Vice President & General Manager of US WATS, Inc., in charge of the day-to-day operation of that company. A senior executive and business development professional, Mr. Hurwitz has proven ability to build entrepreneurial-based businesses through strategic alliances, teaming relationships, creating cohesive organizational structures, and the professional development of their human resources. Mr. Hurwitz has over 12 years experience in the telecommunications industry, encompassing business development, general management, and strategic sales and marketing initiatives. Prior to joining Commonwealth Long Distance/RCN as Vice President of Sales & Marketing, where Mr. Hurwitz led a sales force of greater than 140 representatives and was a key element in the development and management of corporate sales and marketing strategies, Mr. Hurwitz was involved in several successful entrepreneurial start-up ventures, funded by Petrocelli Industries of NYC. As Executive Vice President & Chief Operating Officer of Internet Communications Services, Inc., Mr. Hurwitz was responsible for the development and operation of a prepaid "debit" long distance calling card service and validation processing service bureau, and as General Manager of FiberNet, Mr. Hurwitz was responsible for overseeing the sale and marketing of services associated with FiberNet's Upstate, and New York Metropolitan Area Networks.
Mr. Hurwitz spearheaded the development of business relationships with the country's largest long distance carriers, and was responsible for product and service development, rate structures and operating policies and procedures. Prior to developing the business plan and negotiating funding for InterNet, Mr. Hurwitz participated in the due diligence and sale of FiberNet's Upstate, and Metropolitan New York Area markets to MFS. Mr. Hurwitz graduated with a BA in English and History from Hobart College in 1985. He completed Master's level course work in Telecommunications Management in 1988 and 1989 at the State University of Albany. While affiliated with Rochester Tel. Telecommunications Group, a division of Rochester Telephone (now Frontier) from 1985 until February of 1992, Mr. Hurwitz held numerous positions including: Account Executive, Regional Sales Manager and Director of the Mid-Atlantic and Central Regions.

MICHAEL J. ZWEBNER

     Michael Zwebner - Age 46, is the founder and has served as Chairman of Videocall International Corporation since February 1998. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company as well as a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997 Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the extensive prepaid phone card operations (Cardcall having been the largest such operation in both the UK and Canada). Mr. Zwebner also coordinated corporate finance activities for Cardcall. Mr. Zwebner has served as Chairman of the Board and a Director of the Company since September 1998.

     In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held entity based in Connecticut, USA, and was subsequently instrumental in the multi-million dollar sale of the UK distribution contract to SmarTalk Teleservices Inc. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada. Mr. Zwebner resigned from his positions with the Cardcall Group in February 1998 to actively and exclusively pursue the Videocall project.

EUGENE A. ROSOV

     Eugene Rosov - Age 50, has served as Director, President and Chief Executive Officer of Videocall International Corporation since June 1998. In 1967, Mr. Rosov started a national music educational and touring company, and in 1978 started the international chamber music association, Chamber Music America. Mr. Rosov served as acting Director of Marketing for the nation's largest public radio station, WNYC, from 1979 to 1980. In 1980 he was founder, president and CEO of Water Test Corporation, a national drinking water testing laboratory acquired by Household International in 1987. From 1988 to 1995 he was founder, president, CEO and Chairman of Innovative Telecom Corporation, the Nashua, New Hampshire telecommunications systems integrator and provider to five (of six) Regional Bell operating companies of prepaid telephone card technologies and customer service operations. From 1995-1998 Mr. Rosov acted as a consultant to various telecom companies. Mr. Rosov graduated from Harvard College in 1971 with a BA in General Studies. Mr. Rosov has served as Chief Executive Officer and a Director of the Company since November 1998 and September 1998, respectively.

MICHAEL CUZNER-CHARLES

     Michael Cuzner-Charles - Age 52, serves as a director of Regal Brook Ltd. in Berkshire (UK), since 1995. He was finance director of Kingston Coatings, Courtaulds Plc from 1976 to 1979, and became a Director of the CJ Phoenix Group (Jewellers in Paris, London and Birmingham) in 1979 until 1982. For the international management consulting firm of Grant Thornton, Mr. Cuzner-Charles was senior manager from 1982 to 1984, and became senior manager of Corporate Finance for Touche Ross from 1984-1992. From 1992-1995 Mr. Cuzner-Charles served as a director of MBS Plc, a computer distribution company, and was Chief Executive Officer of Trade Intermediary Group Plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Cuzner-Charles has served as a Director of the Company since September 1998.

ALEXANDER H. WALKER, JR.

     Mr. Walker - Age 72, has served as Director and General Counsel to Videocall International Corporation since July 1998. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered Trust Company and Transfer Agent in business since 1903. From 1944 to 1946 Mr. Walker served in the United States Army, rising to the rank of Captain, Infantry in the United States Army Reserve. He received his B.A. from Waynesburg College (1950) and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, with his practice including all phases of trial work, with a particular emphasis on corporate securities matters. From 1954 to 1955 he served first as Attorney Advisory, and then 1955-1956 as Attorney in Charge of the Salt Lake (UT) Branch for the United States Securities and Exchange Commission (SEC). From 1956 to date, he has maintained a private practice as an Attorney. Mr. Walker has served as a Director of the Company since September 1998.

C. HAROLD SNYDER

     C. Harold Snyder, CPA - Age 43, has held the position of Chief Financial Officer since November 6, 1998. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area. Mr. Snyder currently serves as Chief Financial Officer for Videocall International Corporation.

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

     The Company has no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director except for the Automatic Option Grant Program component of the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Directors who are not current employees of the Company ("non-employee directors") are eligible for the Automatic Option Grant Program component of the 1995 Plan under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of their fair market value on the grant date.

     Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member will receive a 3,333 share option grant on the date of such election or appointment, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 833 shares of Common Stock whether or not such individual has been in the prior employ of the Company.

     Each automatic grant will have a term of ten (10) years, subject to the earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. The initial 3,333 share grant will vest in four equal and successive annual installments over the optionee's period of Board service. Each additional 833 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, each outstanding option will immediately vest upon (1) certain changes in the ownership or control of the Company or (2) the death or disability of the optionee while serving as a Board member.

Compensation of Executive Officers

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officer of the Company whose total annual salary and bonus for fiscal year 1998 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 1996, 1997 and 1998:

                          SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                                               Awards
                                                                    OTHER ANNUAL     --------------------------
                                                    Salary          COMPENSATION             Securities
NAME AND PRINCIPAL POSITION             Year          ($)               ($)            UNDERLYING OPTIONS (#)
------------------------------------  --------  ---------------  ------------------  --------------------------
Ariella J. Lehrer, Ph.D.(1).........      1998        $ 85,000                $-0-                       33,333
   Chief Executive Officer,               1997        $105,115                $-0-                          -0-
   President, Chairwoman of               1996        $117,500                $-0-                       33,333
   the Board of Directors

Eugene A. Rosov (2)(3)..............      1998        $    -0-                $-0-                          -0-
   Chief Executive Officer

William E. Sliney (4)...............      1998        $120,000                $-0-                      100,000
 Vice President of Finance,               1997        $117,581                $-0-                          -0-
 Chief Financial Officer                  1996        $112,500                $-0-                       16,666
 And Secretary

---------------------
(1) Ms. Lehrer ceased to be Chief Executive Officer, President and Chairwoman of the Board of Directors on September 14, 1998.

(2) Mr. Rosov became Chief Executive Officer on November 6, 1998.

(3) C. Robert Kline, Ph.D., served as Chief Executive Officer from September 14, 1998 until October 6, 1998, and received $7,500 in compensation for his services as such.

(4) Mr. Sliney ceased to be Vice President of Finance, Chief Financial Officer and Secretary on October 6, 1998.

Compensation Committee Interlocks and Insider Participation


     The Company's Compensation Committee was formed in January, 1996 to establish salary, bonus and other forms of compensation for officers of the Company, provide recommendations for the salaries and incentive compensation of the employees and consultants of the Company and make recommendations to the Board of Directors regarding such matters. The principal objectives of the Company's executive compensation are to:

 .  support the achievement of the desired Company performance;

 . align the executive officer's interests with the success of the Company and with the interests of the Company's stockholders; and

 . provide compensation that will attract and retain qualified management and reward performance.

These objectives are principally achieved through compensation in the form of annual base salaries, discretionary bonuses and equity investment opportunities, such as stock option grants. Prior to January, 1996, the Board of Directors performed the functions of the Compensation Committee. The Company has not historically linked executive compensation directly to corporate performance.

     During the 1998 fiscal year, the Compensation Committee was composed of Mr. Hessler and Dr. Rosenberg until October 9, 1998 and Messrs. Hurwitz, Rosov and Cuzner-Charles thereafter. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Stock Options

     The following table sets forth certain information with respect to options granted to each of the Company's Named Executive Officers during fiscal year 1998. The Company did not grant any stock appreciation rights during fiscal year 1998.

                          OPTION GRANTS IN FISCAL 1998

                                                                 Individual Grants
                         -------------------------------------------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE
                           Number of       PERCENT OF                                                VALUE AT ASSUMED
                          SECURITIES      TOTAL OPTIONS                                               RATES OF STOCK
                          UNDERLYING       GRANTED TO                                                APPRECIATION FOR
                            OPTIONS     ELIGIBLE PERSONS         Exercise or                           Option Term(1)
                            GRANTED         IN FISCAL            BASE PRICE         Expiration    -------------------------
Name                          (#)             Year                 ($/Sh)              Date            5%            10%
-----------------------  -------------  -----------------  -----------------------  -----------   ----------      ---------
Ariella J. Lehrer,             16,666               11.8%                   $2.07       8/20/01          -0-          -0-
 Ph.D.                          8,333                5.9                     3.11       8/20/01          -0-          -0-
                                8,333                5.9                     4.14       8/20/01          -0-          -0-

William E. Sliney              50,000               35.3                     2.07       8/20/01          -0-          -0-
                               25,000               17.6                     3.11       8/20/01          -0-          -0-
                               25,000               17.6                     4.14       8/20/01          -0-          -0-

---------------
(1) The 5% and 10% assumed rates of appreciation are specified under the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the three-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.


                  AGGREGATED OPTION EXERCISES IN FISCAL 1998
                  AND VALUE OF OPTIONS AT END OF FISCAL 1998

     The following table sets forth certain information with respect to the Company's Named Executive Officers concerning unexercised stock options held as of December 31, 1998. No stock options were exercised by such individuals during fiscal year 1998. The Company did not grant any stock appreciation rights during fiscal year 1998 and no such rights were outstanding as of the end of such fiscal year.

                                               Number of Unexercised                VALUE OF UNEXERCISED
                                               SECURITIES UNDERLYING                    IN-THE-MONEY
                                                     OPTIONS AT                          OPTIONS AT
                                                  Fiscal Year-End                  Fiscal Year-End($)(1)
                                       --------------------------------------  ------------------------------
Name                                     EXERCISABLE        Unexercisable       EXERCISABLE    UNEXERCISABLE
                                       ----------------  --------------------  --------------  --------------
Ariella J. Lehrer, Ph.D..............            66,666                    --         $11,833              --
Eugene A. Rosov......................             --0--                    --             -0-              --
William E. Sliney....................           116,667                    --         $35,500              --

-------------------
(1) Calculated on the basis of the fair market value of the underlying securities at December 31, 1998 ($2.78 per share) minus the exercise price.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1999, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.

                                                COMMON STOCK
                                       --------------------------------
                                         NUMBER            PERCENTAGE
                                        OF SHARES           OF SHARES
Name and                               BENEFICIALLY        BENEFICIALLY
Address(1)                             OWNED(2)(3)         OWNED(2)(3)
----------                             --------------  ----------------

E.B.C. Trust Corporation (4).....           219,465              5.91
   10, rue Princesse Florestine
   MC 98000 Monaco

All directors and executive                 750,000             20.19
   officers as a group
   (3 persons)...................
____________________
*   Less than one percent

(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.

(2) Percentage ownership is based on 3,714,435 shares of Common Stock outstanding as of March 31, 1999 plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 31, 1999.

(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(4) The beneficial owners of E.B.C. Trust Corporation's capital stock are Richard MacLellan and Michael Woolf.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, the Company made an advance of $70,000 to the Sacramento Results, Inc. subsidiary of Talk Visual Corporation and, at December 31, 1998, Talk Visual Corporation had advanced $4,000 to the Company.

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

                                         TALK VISUAL CORPORATION

                                       By:  /s/C. Harold Snyder
                                           ----------------------
                                           Chief Financial Officer

Dated:  April 30, 1999

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                  Title                           Date
------------------------------------------  -----------------------------------  -------------------------
/s/ EUGENE ROSOV*                           President and Chief Executive        April 30, 1999
------------------------------------------  Officer (Principal Executive
Eugene Rosov                                Officer) and Director`

/s/ C. HAROLD SNYDER                        Chief Financial Officer (Principal   April 30, 1999
------------------------------------------  Financial and Accounting Officer)
C. Harold Snyder

/s/ MICHAEL ZWEBNER*                        Chairman of the Board and Director   April 30, 1999
------------------------------------------
Michael Zwebner

/s/ DAVID B. HURWITZ*                       Director                             April 30, 1999
------------------------------------------
David B. Hurwitz

/s/ ALEXANDER WALKER, JR.*                  Director                             April 30, 1999
------------------------------------------
Alexander Walker, Jr.

/s/ MICHAEL CUZNER-CHARLES*                 Director                             April 30, 1999
------------------------------------------
Michael Cuzner-Charles

                                               *By: /s/ C. Harold Snyder
                                                   ---------------------
                                                C. Harold Snyder
                                                Attorney-in-Fact