Form 10QSB
period 1999-03-31
TALK VISUAL CORP
filed 1999-05-17
CIK 1007367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

   ( )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                            TALK VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)


     Delaware                                       95-4561156
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
information or organization)

     One Canal Park, 3rd Floor
     Cambridge, Massachusettes                          02141
     (Address of principal executive offices)         (Zip Code)

                                (617) 679-0300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

There were 4,954,916 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 7, 1999.

Transitional Small Business Disclosure Format (check one):

                              Yes          No  X
                                  ---         ---

                            TALK VISUAL CORPORATION

                                     INDEX
     Page No.

                         PART I - FINANCIAL INFORMATION

                                                                              Page No.
Item l.    Financial Statements (Unaudited):

                  Balance Sheets at March 31, 1999 and
                  December 31, 1998                                               3

                  Statements of Operations for the three
                  months ended March 31, 1999 and 1998.                           4

                  Statements of Cash Flows for the nine
                  months ended March 31, 1999 and 1998.                           5

                  Notes to Condensed Financial Statements                         7

Item 2.    Management's Discussion and Analysis or Plan of
                  Operations                                                     11

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings                                                     16

Item 2.    Changes in Securities                                                 17

Item 3.    Defaults Upon Senior Securities                                       17

Item 4.    Submission of Matters to a Vote of Security Holders                   17

Item 5.    Other Information                                                     17

Item 6.    Exhibits and Reports on Form 8-K                                      17

Signatures                                                                       18

Exhibits
           Exhibit 11                                                            19
           Exhibit 27                                                            20

                            TALK VISUAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH  31,   DECEMBER 31,
                                                                     1999          1998
                                                                 ------------  -------------
                                                                 (unaudited)
        ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $   449,799    $   153,608
 Accounts receivable, net of allowances
   for doubtful accounts of $12,500 and $12,500                        2,260         31,243
 Inventory                                                             8,029          8,250
 Other receivables                                                   130,232         70,000
 Advances  related parties                                         1,512,049              -
 Subscriptions receivable                                                  -      1,743,000
 Marketable securities                                                     -         89,210
 Other current assets                                                 10,710          6,746
                                                                 -----------    -----------

  Total current assets                                             2,113,079      2,102,057
                                                                 -----------    -----------

Product development costs, net                                       381,604        381,604
Property and equipment, net                                        1,900,446         18,500
Advance on acquisition                                             2,250,000              -
Other assets                                                          99,455          1,400
                                                                 -----------    -----------

     Total assets                                                $ 6,744,584    $ 2,503,561
                                                                 ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                $   136,112    $   129,968
 Accrued expenses                                                     40,294         16,685
 Other current liabilities                                            20,805              -
 Notes payable and current portion
   of long-term debt                                                 147,066        281,066
                                                                 -----------    -----------

      Total current liabilities                                      344,277        427,719
                                                                 -----------    -----------

LONG-TERM DEBT, net of current portion                             1,024,085         75,000
                                                                 -----------    -----------
     Total Liabilities                                             1,368,362        502,719
                                                                 -----------    -----------

COMMITMENTS                                                                -              -

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.001 per share, 5,000,000
   shares authorized; 975,000 and  -0- issued and outstanding            975              -

  Common Stock, par value $.001 per share, 10,000,000
   shares authorized: 4,724,913 and  1,393,417  shares
   issued and outstanding                                              4,725          1,393
 Stock Subscribed                                                         28            382
 Additional paid in capital                                       14,825,966     10,000,719
 Accumulated deficit                                              (9,455,471)    (7,829,760)
 Accumulated other comprehensive loss                                      -        (14,892)
 Stock Subscriptions receivable                                            -       (157,000)
                                                                 -----------    -----------

    Total stockholders' equity                                     5,376,222      2,000,842
                                                                 -----------    -----------

      Total Liabilities and Stockholders' Equity                 $ 6,744,584    $ 2,503,561
                                                                 ===========    ===========




    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                   1999           1998
                                             ----------------  -----------

REVENUE
    Royalties                                    $     2,028    $ 128,909
    Software sales                                         -        8,122
    Corporate services                                     -       42,000
     Rental activities                                19,264         -
                                                 -----------     --------
Total revenue                                         21,292      179,031
                                                 -----------     --------



COSTS AND EXPENSES
    Cost of royalties                                  3,204       17,221
    Cost of software sales                                 -       10,562
    Product development                                    -       43,332
    Real estate operations                             8,766            -
    General & administrative                          49,349      159,812
    Consulting services                            1,483,887            -
    Legal and accounting                              95,310       29,459
    Selling                                              -         24,556
                                                 -----------     --------

Total costs and expenses                           1,640,516      284,942
                                                 -----------     --------

LOSS FROM OPERATIONS                              (1,619,224)    (105,910)

INTEREST EXPENSE                                      (1,243)     (12,645)
INTEREST INCOME                                        4,037            -
OTHER EXPENSE                                         (1,563)
OTHER INCOME                                             -
                                                 -----------     --------

NET LOSS                                         $(1,617,993)    (118,555)
                                                 ===========     ========

NET LOSS PER COMMON SHARE
      BASIC                                           $(0.47)      $(0.12)
NET LOSS PER COMMON SHARE
      DILUTED                                         $(0.47)     $(0.12)
                                                        ====        =====

WEIGHTED AVERAGE COMMON STOCK SHARES
OUTSTANDING BASIC  AND DILUTED                     3,454,555       885,001






    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1999        1998
                                                     -----------   ---------

Cash flows from operating activities:
   Net loss                                          $(1,617,993)  $(118,555)

   Adjustments to reconcile net loss to net cash
           used in operating activities:
        Amortization of product development costs             --      23,730
        Depreciation                                       3,147      20,447
        (Gain) loss on stock exchanged for debt            1,563          --
        Common stock issues for services               1,497,637          --

Increase (decrease) in cash from changes in:
   Accounts receivable, net                               28,983      36,800
   Other receivables                                      43,870      15,183
   Inventories                                               221      11,509
   Other assets                                           (3,964)      9,164
   Accounts payable                                        6,144      12,292
   Accrued expenses                                       23,609       3,460
   Deferred revenues                                          --     (26,380)

        Net cash from operating activities               (16,783)    (12,350)
                                                     -----------   ---------

Cash flows from investing activities:
   Purchase of property and equipment                    (37,390)     (3,578)
   Additions to organization costs                          (868)         --
   Advances-related parties                           (1,512,049)         --


        Net cash used in investing activities         (1,550,307)     (3,578)
                                                     -----------   ---------

Cash flows from financing activities:
   Product development advances                               --      30,000
   Payments on notes payable and long term debt          (29,000)       (585)
   Payment of cash dividends                              (7,719)         --
   Collection of stock subscriptions receivable        1,900,000          --


        Net cash provided by financing activities      1,863,281      29,415
                                                     -----------   ---------

Increase (decrease) in cash and cash equivalents         296,191      13,487
Cash and cash equivalents, at beginning of period        153,608      14,464
                                                     -----------   ---------
Cash and cash equivalents, at end of period          $   449,799   $  27,951
                                                     ===========   =========

Supplemental disclosure of cash flow information

  a. Cash paid during the period for:
     Interest                                        $     1,243   $  12,645
                                                     -----------   ---------

    Income Taxes                                     $       800        --
                                                     -----------   ---------


    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (continued)

b. Non-cash transactions                                                                                         3/31/99
                                                                                                                ---------
      Conversion of marketable securities contributed under a stock subscription
      For a note receivable                                                                                     $  104,102
                                                                                                                ==========

       Purchase of Toronto real estate in exchange for 975,000 shares of Convertible Preferred
       Stock with a value of $975,000, assumption of  a mortgage and other debts
       in the amount of $966,743                                                                                $1,941,743
                                                                                                                ==========

      600,000 shares issued under agreement for the acquisition of Videocall International as
       a commission                                                                                             $2,250,000
                                                                                                                ==========

      20,000 shares issued in cancellation of a note payable in the
      amount of $75,000                                                                                         $   77,500
                                                                                                                ==========

      7,500 shares issued in cancellation of an advance payable in
      the amount of $30,000                                                                                     $   29,063
                                                                                                                ==========




    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and March 31, 1998, and the cash flows for the three months ended March 31, 1999 and March 31, 1998 are included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

The Balance Sheet at December 31, 1998, does not reflect the rental property assets acquired February 24, 1999. Additionally, the Consolidated Statement of Operations for the period ended March 31, 1998 does not reflect any income or expense from the rental property. When viewing the respective comparitive financial information, the reader is advised to take into consideration the inclusion or exclusion of the rental property acquired February 24, 1999.


(2)  Proposed Acquisition of Videocall International Corporation

On September 8, 1998 Legacy Software, Inc., renamed Talk Visual Corporation February 26, 1999 (the "Company") and Videocall International Corporation ("Videocall") announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed an Agreement and Plan of Merger ("Merger Plan") detailing the terms of the transaction, whereby Videocall will merge (the "Merger") with a newly formed, wholly owned subsidiary of the Company. Videocall is a development stage company formed to provide videocalling services to businesses and consumers. Videocall is in the process of developing
international locations  through   strategic partnerships and wholy owned
outlets. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The parties have prepared a definitive Proxy Statement and Registration Statement on Form S-4 to be submitted for Company stockholder approval of the Merger Plan at the annual shareholder meeting scheduled for June 15, 1999, for shareholders of record May 7, 1999.

                            TALK VISUAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


(3)  Financial Condition and Liquidity

As of March 31, 1999, the Company had never achieved operating profits.

During the fourth quarter of 1998, the Company received $2,654,102 in cash and other assets from third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations.

On February 24, 1999, the Company acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends of $.095 per share per annum. This building was acquired as an investment and as part of the facility needs of the videocalling operations.

The Company believes that it will be able to consummate the Merger, as previously described, and its prospects for obtaining additional financing will improve as a result thereof. However, should this transition not be successful, the Company could face liquidity requirements that could significantly deplete its current cash resources.

The Company has ceased its' CD-ROM software development activities, and is in the process of determining the economic value of the sale or retention of existing products and is currently focusing entirely on Videocall operations in anticipation of shareholder approval of the Merger Plan. Since the Company has ceased its software development and sales activities, in the event the Merger is not consummated, the Company will not have any future revenue stream.

On April 7, 1999, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with the requirements for continued listing on The Nasdaq SmallCap Market(SM), as set forth in the Nasdaq Listing Qualifications Panel (the "Panel") decision dated January 20, 1999. Accordingly, the Company's securities were delisted from The Nasdaq SmallCap Market(SM)effective April 7, 1999 and are currently listed under the symbol "TVCP" on the OTC Bulletin Board. The Company is currently appealing the Panel's decision.

(4) Equity Transactions

On January 19,1999, the Company issued 175,000 shares of common stock to an entity for services related to obtaining financing sources. This transaction was priced at $3.625 per share for a total expense of $634,375.

                            TALK VISUAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(4) Equity Transactions (continued)

On January 25, 1999, the Company issued 600,000 shares common stock pursuant to the agreement with the parties responsible for the introduction of Videocall to the Company. This transaction was priced at $3.75 per share for a total cost of $2,250,000. The shares are in escrow pending the consummation of the Merger, and accordingly the transaction has been recorded as an advance on the acquisition of Videocall.

On January 25, 1999, the Company issued 190,000 shares common stock for consulting services at $3.75 per share for a total expense of $712,500.

On February 1, 1999, the Company issued 5,000 shares common stock for legal services at $3.25 per share for a total expense of $16,250.

On February 2, 1999, the Company issued 40,000 shares common stock for consulting services at $3.25 per share for a total expense of $130,000.

On March 5, 1999, the Company issued 27,500 shares common stock in exchange for $105,000 of notes payable and accrued interest at $3.875 per share. The market value of the shares issued on the date of exchange exceeded the obligations recorded on the books of the Company by $1,562.

On March 16, 1999, the Company issued 1,128 shares common stock for services rendered at $4.00 per share for a total expense of $4,512.

On February 24, 1999, the Company acquired a 22,622 square foot office facility in Ontario, Canada with the issuance of 975,000 shares of Class A Preferred Stock, Series 1999-A, $.001 par value, and the assumption of a first mortgage in the amount of $935,450 along with various minor obligations totaling $31,293. The Preferred shares have a stated value of $975,000 ($1.00 per share), are non-voting, and pay a cumulative dividend of $0.095 per share. The total acquisition price of the property was $1,941,743. The property was appraised at $1,854,000. Included in other assets is $87,743 representing the excess purchase price paid over the fair value of the acquisition.

(5)    Segment Information

The Company has two reportable segments: Software development and sales and Rental activities. Pending the Merger, Software development and sales have been discontinued, excluding minor incidental sales. The Rental activity results from the ownership of the Toronto property acquired in the current reporting period. The Company's reportable segments are separate business units with their individual reporting systems. Rental activity is delineated on the Consolidated Statements of Operations under rental revenue and cost of sales real estate operations.

                            TALK VISUAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


(6)  Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(7)  Subsequent Events

The Company has signed an agreement with Interconnect Sprl. of Brussels Belguim to introduce the videocalling concept to its telephone call shop customers worldwide. The Company and Interconnect Sprl. will jointly market "turnkey" video calling room systems to telephone call shops in key global markets, under a plan to bring low-cost videocalling capability to thousands of call shops globally.

The Company has filed a lawsuit in Los Angeles, California, claiming a total of $30,000,000 in damages against DCI Telecommunications, Inc., its officers and Directors and several of its shareholders. The lawsuit alleges that during the period February 1998 to April, 1999, the defendents conspired jointly to libel, slander and falsely accuse the Chairman of the Company of wrong doing by posting messages on the internet.

(8)   Earnings Per Share

  The Company adopted SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. For The three months ended March 31, 1999, all outstanding options and warrants were not included in diluted earnings per share since they were antidilutive.


(9)  Year 2000 Compliance

     The Company has reviewed its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems to bring the systems into compliance with the computational needs for the year 2000. The Company has been advised by its external vendors that their systems are in compliance with year 2000 issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

PROPOSED ACQUISITIONS

   On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company. The Company has scheduled the annual shareholders' meeting for June 15, 1999, for the stockholders to vote on the Merger plan.

   On September 14, 1998, September 22, 1998, December 18, 1998 and December 31, 1998, private placements of $200,000, $2,000,000, $104,102 and $350,000 for
400,000, 2,040,816, 52,051 and 200,000 shares of Common Stock, respectively, was subscribed to by third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations. Management feels that based on these contributed capital amounts, the Company will be able to operate for the coming twelve months. The Company believes that it will be able to consummate the Merger, and its prospects for obtaining additional financing will improve as a result thereof.

   Videocall is a development stage company in the area of providing videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and through vendor relationships. The Board of Directors of the Company and the Board of Directors of Videocall have approved the Merger Plan. The Company has ceased its' CD-ROM software development activities, and is in the process of determining the economic value of the sale or retention of existing products and is currently focusing entirely on Videocall operations in anticipation of shareholder approval of the Merger Plan. Also, subject to approval of the Merger Plan it is the intent of the Company to reincorporate from Delaware to Nevada. See "Risk Factors" and elsewhere in this form 10-QSB.

   The Company has issued 600,000 shares of stock and has agreed to issue 1,800,000 options to parties responsible for the introduction of the Company to Videocall. The options are exercisable at twenty five cents per share and expire three years from the issue date. Additionally, Videocall has agreed to issue 1,200,000 shares in connection with the Merger Plan to parties responsible for the introduction of Videocall to the Company. Both equity obligations take effect on the consummation of the Merger.

RISK FACTORS

   As noted above, on September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company.

   The Company believes that it will be able to consummate the Merger, and its prospects for obtaining additional financing will improve as a result thereof. Because Videocall is a developmental company, there can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. However, should this transition not be successful, the Company could face liquidity requirements that could significantly deplete its current cash resources. Additionally, since the Company has ceased its software development and sales activities, in the event the Merger is not consummated, the Company will not have any future revenue stream.

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

  Management of Growth; Uncertainties Relating to Acquisitions, Business Combinations and New Businesses. The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business, results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, including the acquisition of Videocall, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

RESULTS OF OPERATIONS

  For the three months ended March 31, 1999 compared to the three months ended
  ----------------------------------------------------------------------------
March 31, 1998.
---------------

For the three months ended March 31, 1999, revenues decreased from $179,031 for the three months ended March 31, 1998 to $21,292 for the three months ended March 31, 1999. This $157,739 decrease was due primarily to the cessation of software development and sales pending the Merger. Of the $21,292 in revenue for the three months ending March 31, 1999, $19,264 or 90% was from rent receipts in the Toronto property.

Costs of revenues for the three months ended March 31, 1999 totaled $3,204, representing costs incurred in the current period for products previously shipped. Total costs of revenues for the three months ended March 31, 1998 were $27,783. As a result of the cessation of software development and sales activities, the cost of such sales decreased accordingly.

For the three months ended March 31, 1999, the Company did not make any expenditures for product development, compared to the $43,332 expense for the period ended March 31, 1998.

Expenses of $8,766 were incurred for the Toronto real estate operation acquired February 24, 1999. Rental income, as noted above, was $19,264 yielding net rental earnings of $10,498.

General and administrative expenses decreased $110,463 from $159,812 for the three months ended March 31, 1998 to $49,349 for the three months ended March 31, 1999. This resulted from the Company closing its Los Angeles office and consolidating operations with Videocall in Cambridge, Massachusettes; terminating all employees except one; and terminating all services from outside vendors except for incidental costs associated with the former software development and sale activities.

Consulting services, not related to software development or sales, for the three months ended March 31, 1999 were $1,483,887, compared to no expense for the three months ended March 31, 1998. This amount represents $1,481,387 paid in shares of the Company's common stock and $2,500 paid in cash. The majority of the consulting services were for assistance in financing, investor relations and public relation services.

Legal and accounting expense increased from $29,459 for the three months ended March 31, 1998 to $95,310 for the three months ended March 31, 1999. The increase of $65,851 resulted primarily from legal costs incurred in the preparation of the proxy related to the Merger; legal costs incurred in Nasdaq matters and legal costs for the Toronto subsidiary and the issuance of preferred stock. Of the $95,310 expense, $16,250 was paid for with common stock of the Company.

The Company had no selling expenses for the three months ended March 31, 1999, compared to $24,556 of expenses for the three months ended March 31, 1998. The decrease was a result of the cessation of software development and sales activities.

Interest expense decreased $11,402 from $12,645 for the three months ended March 31, 1998 to $1,243 for the three months ended March 31, 1999. For the three months ended March 31, 1998 there was no interest income received, compared to $4,037 for the three months ended March 31, 1999. Both changes in interest expense and interest income were a result of the capital infusion from funds and assets received in the private placements occurring in 1998.

The $1,563 of other expense in the three months ended March 31, 1999 (compared to no other expenses incurred in the three months ended March 31, 1998)resulted from the market value of the common stock issued over the liability recorded in the exchange of common stock for debt.

Liquidity and Capital Resources

  The Company had $16,783 in cash outflows from operating activities for the three months ended March 31, 1999 compared to cash outflows of $12,350 for the three months ended March 31, 1998. The increase in net outflows of $4,433 between 1999 and 1998 operating cash flow, primarily resulted from the following: a increase in the net loss from operations after adjustments for non-cash items of $41,268; a decrease in the change of deferred revenue of $26,380; a decrease in the change in accounts receivable of $7,817; an increase in the change in other receivables of $28,687; a decrease in the change in inventory of $11,288; a decrease in the change in accounts payable of $6,148; an increase in the change in accrued expenses of $20,149 and an increase in other assets of $13,128. This increase is primarily due to the Company's cessation of sales and marketing; the increased legal and professional costs associated with the shareholder proxy statement and additional insurance purchases.

  Investing activities in the first three months ended March 31, 1999 consisted of the purchase of the Toronto property, which required cash payments of $37,390, compared to the purchase of computer equipment in the three months ended March 31, 1998, for $3,578; additional expenditures for organization costs of $868 for the year ended March 31, 1999; and advances to related parties of $1,512,049.

The acquisition of the Toronto, Ontario Canada property was accomplished with the issuance of 975,000 shares of Class A Preferred Stock, Series 1999-A, $.001 par value, and the assumption of a first mortgage in the amount of $935,450 along with various minor obligations totaling $31,293. The Preferred shares have a stated value of $975,000 ($1.00 per share), are non-voting, and pay a cumulative dividend of $0.095 per share. The total acquisition price of the property was $1,941,743. The property was appraised at $1,854,000. Included in other assets is $87,743 representing the excess purchase price paid over the fair value of the acquisition. The property is held by a subsidiary of the Company, The Ontario International Property Corporation.

  The Company has cash inflows of $1,863,281 from financing activities for the first three months of 1999 compared to cash inflows of $29,415 for the first three months of 1998. Financing activities for the three months ended March 31, 1999 included collection of stockholder's recievable of $1,900,000; payment on notes payable of $29,000 and payment of cash dividends on the preferred stock of $7.719. This compares to an advance received of $30,000 for use in project joint ventures offset by payments of $585 on notes payable for the three months ended March 31, 1998.

   As noted earlier the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company. The Company has scheduled the annual shareholders' meeting for June 15, 1999, for the stockholders to vote on the Merger plan.

   On September 14, 1998, September 22, 1998, December 18, 1998 and December 31, 1998, private placements of $200,000, $2,000,000, $104,102 and $350,000 for
400,000, 2,040,816, 52,051 and 200,000 shares of Common Stock, respectively, was subscribed to by third party investors to provide additional capital to the Company for use in the merged Company/Videocall operations. Management feels that based on these contributed capital amounts, the Company will be able to operate for the coming twelve months. The Company believes that it will be able to consummate the Merger, and its prospects for obtaining additional financing will improve as a result thereof.

YEAR 2000 ISSUES

The Company has reviewed its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems to bring the systems into compliance with the computational needs for the year 2000. The Company has been advised by its external vendors that their systems are in compliance with year 2000 issues.

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

The Company has filed a lawsuit in Los Angeles, California, claiming a total of $30,000,000 in damages against DCI Telecommunications, Inc., its officers and Directors and several of its shareholders. The lawsuit alleges that during the period February 1998 to April, 1999, the defendents conspired jointly to libel, slander and falsely accuse the Chairman of the Company of wrong doing by posting messages on the internet.

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

  Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herewith:

               Exhibit 11 -   Weighted Average of Common Stock Shares
                              Outstanding
               Exhibit 27 -   Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

               Item 4, Changes in Registrant's Certifying Accountants notification of the resignation of BDO Seidman, LLP, January 14, 1999, no financial statements filed with report.

               Item 4, Changes in Registrant's Certifying Accountants notification of appointment of Mayer Rispler & Company, February 4, 1999, no financial statements filed with report.

               Item 2, Acquisition and Disposition of Assets disclosure of the acquisition of a 22,622 square foot commercial property in Toronto Canada and issuance of preferred stock, February 24, 1999, Proforma financial statements reflecting the acquisition;
               Item 5, Other Events  Notification of Name Change.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1999  TALK VISUAL CORPORATION


               /s/ C. HAROLD SNYDER
               __________________________________
               C. Harold Snyder
               Chief Financial Officer
               (Duly Authorized Officer and Principal
               Financial and Accounting Officer)