Form 10QSB
period 1999-06-30
TALK VISUAL CORP
filed 1999-08-13
CIK 1007367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TALK VISUAL CORPORATION
            (Exact name of registrant as specified in its charter)



                Nevada                                   95-4561156
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     information or organization)

       One Canal Park, 3rd Floor
       Cambridge, Massachusettes                            02141
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

                                 Yes  X     No
                                    -----     -----

There were 24,914,463 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 6, 1999.

Transitional Small Business Disclosure Format (check one):

                                 Yes        No  X
                                    -----     -----

                            TALK VISUAL CORPORATION

                                     INDEX

                                                                 Page No.
                        PART I - FINANCIAL INFORMATION
Item l.    Financial Statements (Unaudited):

                Condensed Balance Sheets at June 30, 1999 and
                December 31, 1998.                                  3

                Condensed Statements of Operations for the three
                months ended June 30, 1999 and 1998 and
                the six months ended June 30, 1999 and 1998.        4

                Condensed Statements of Cash Flows for the six
                months ended June 30, 1999 and 1998.                5

                Notes to Condensed Financial Statements             7

Item 2.    Management's Discussion and Analysis or Plan
           of Operations                                           13

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    20

Item 2.        Changes in Securities                                21

Item 3.        Defaults Upon Senior Securities                      21

Item 4.        Submission of Matters to a Vote of Security Holders  21

Item 5.        Other Information                                    21

Item 6.        Exhibits and Reports on Form 8-K                     21

Signatures                                                          22

Exhibits
               Exhibit 11                                           23
               Exhibit 27                                           24

                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE  30,    DECEMBER 31,
                                                                      1999           1998
                                                                  -------------  -------------
                                                                   (unaudited)
        ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                                        $     44,583    $   153,608
 Accounts receivable, net of allowances
   for doubtful accounts of $12,500 and $12,500                         87,873         31,243
 Inventory                                                               8,029          8,250
 Other receivables                                                     260,271         70,000
 Advances  related parties                                             789,640              -
 Subscriptions receivable                                                    -      1,743,000
 Marketable securities                                                       -         89,210
 Other current assets                                                  224,716          6,746
                                                                  ------------    -----------

  Total current assets                                               1,415,112      2,102,057
                                                                  ------------    -----------

Product development costs, net                                         381,604        381,604
Property and equipment, net                                         11,261,742         18,500
Payment in excess of fair value for acquisition                      2,370,000              -
Other investments                                                      359,000              -
Other assets                                                           493,630          1,400
                                                                  ------------    -----------

     Total assets                                                 $ 16,281,088    $ 2,503,561
                                                                  ============    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                 $    752,720    $   129,968
 Accrued expenses                                                      170,268         16,685
 Other current liabilities                                              72,919              -
 Notes payable and current portion
   of long-term debt                                                   191,354        281,066
                                                                  ------------    -----------

      Total current liabilities                                      1,187,261        427,719
                                                                  ------------    -----------

LONG-TERM DEBT, net of current portion                               6,256,271         75,000
                                                                  ------------    -----------
     Total Liabilities                                               7,443,532        502,719
                                                                  ------------    -----------

COMMITMENTS                                                                  -              -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001 per share, 25,000,000
    shares authorized; 975,000 and  -0- issued and outstanding             975              -
 Common stock, par value $.001 per share, 100,000,000
    shares authorized: 24,914,463 and  1,393,417  shares
    issued and outstanding                                              24,914          1,393
 Stock subscribed                                                            -            382
 Additional paid in capital                                         21,022,012     10,000,719
 Accumulated deficit                                               (10,371,878)    (7,829,760)
 Accumulated other comprehensive loss                                   15,359        (14,892)
 Stock subscriptions receivable                                     (1,853,826)      (157,000)
                                                                  ------------    -----------

    Total stockholders' equity                                       8,837,556      2,000,842
                                                                  ------------    -----------

      Total Liabilities and Stockholders' Equity                  $ 16,281,088    $ 2,503,561
                                                                  ============    ===========




    See accompanying notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------     --------------------------
                                       1999            1998           1999              1998
                                   ------------    ------------     ------------    ------------
REVENUE
 Royalties                           $      859    $   63,601       $      2,887    $  192,510
 Software sales                               -         7,687                  -        15,810
 Equipment sales, net                    12,373             -             12,373             -
 Corporate services                           -        19,500                  -        61,500
 Real estate revenue                     96,985             -            116,248             -
                                     ----------    ----------       ------------    ----------

Total revenue                           110,217        90,788            131,508       269,820
                                     ----------    ----------       ------------    ----------
COSTS AND EXPENSES
 Cost of royalties                            -         9,560              3,204        26,781
 Cost of software sales                       -         3,638                  -        14,200
 Depreciation                            16,425        20,006             19,572        40,454
 Research & product development           8,607         3,229              8,607         7,218
 Real estate operations                  41,416             -             50,182             -
 General & administrative               201,564       138,430            244,728       277,205
 Consulting services                     51,726        12,699          1,535,613        52,631
 Legal and Professional                 631,389        27,007            726,699        56,466
 Marketing                               14,248        20,017             14,248        44,574
                                     ----------    ----------       ------------    ----------

Total costs and expenses                965,375       234,586          2,602,853       519,529
                                     ----------    ----------       ------------    ----------

LOSS FROM OPERATIONS                   (855,158)     (143,798)        (2,471,345)     (249,709)

INTEREST EXPENSE                        (39,096)      (31,495)           (40,339)      (44,140)

INTEREST INCOME                               3             -                440             -
                                     ----------    ----------       ------------    ----------
NET LOSS                              ($894,251)    ($175,293)       ($2,511,244)    ($293,849)
                                     ==========    ==========       ============    ==========
NET LOSS PER COMMON SHARE
  BASIC                                  ($0.12)       ($0.07)            ($0.37)       ($0.11)
NET LOSS PER COMMON SHARE
  DILUTED                                ($0.12)       ($0.07)            ($0.37)       ($0.11)

WEIGHTED AVERAGE COMMON STOCK
 SHARES OUTSTANDING
  BASIC                               7,453,662     2,655,002          6,821,992     2,655,002
  DILUTED                             7,453,662     2,655,002          6,821,992     2,655,002



    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
Cash flows from operating activities:
 Net loss                                            $( 2,511,244)   $(293,849)

 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Amortization of product development costs                     -      32,606
  Depreciation                                             19,572      40,454
  (Gain) loss on stock exchanged for debt                   1,563           -
  Common stock issues for services                      2,251,387           -

Increase (decrease) in cash from changes in:
 Accounts receivable, net                                  20,533      84,055
 Other receivables                                        (23,018)     19,849
 Inventories                                                  221       5,039
 Other assets                                               2,732      18,046
 Accounts payable                                         172,248       1,184
 Accrued expenses                                          (4,435)          -
 Deferred revenues                                              -     (31,004)
 Other current liabilities                                 17,408           -
                                                     ------------   ---------
  Net cash from operating activities                     ( 53,033)   (123,620)
                                                     ------------   ---------
Cash flows from investing activities:
 Purchase of property and equipment                       (38,390)     (4,617)
 Disposal of marketable securities                         89,210
 Additions to organization costs                             (868)         --
 Advances-related parties                              (1,973,047)         --
 Investment in production joint ventures                              (48,647)
                                                                    ---------
  Net cash used in investing activities                (1,923,095)    (53,264)
                                                     ------------   ---------
Cash flows from financing activities:
 Product development advances                                   -      30,000
 Payments on notes payable and long term debt             (22,401)     (1,221)
 Payment of cash dividends                                (23,156)          -
 Collection of stock subscriptions receivable           1,842,545           -
 Proceeds from private placement for common stock               -     105,000

 Obligation for equipment sold                             70,115           -
 Exercise of common stock warrants                              -      75,000
 Due to former co-development partner                           -      20,000
                                                     ------------   ---------
  Net cash provided by financing activities             1,867,103     228,779
                                                     ------------   ---------

Increase (decrease) in cash and cash equivalents         (109,025)     51,895
Cash and cash equivalents, at beginning of period         153,608      14,464
                                                     ------------   ---------
Cash and cash equivalents, at end of period          $     44,583   $  66,359
                                                     ============   =========

Supplemental disclosure of cash flow information

  a. Cash paid during the period for:
          Interest                                   $    356,741   $  44,140
                                                     ------------   ---------
          Income taxes                               $        800           -
                                                     ------------


    See accompanying notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (continued)

                                                                                                               6/30/99
                                                                                                              ----------
b. Non-cash transactions

   Purchase of Toronto real estate in exchange for 975,000 shares of Convertible Preferred
   Stock with a value of $975,000, assumption of  a mortgage and other debts
   in the amount of $966,743                                                                                  $1,941,743
                                                                                                              ==========
   600,000 shares issued under agreement in connection with the acquisition of Videocall International as
   a commission                                                                                               $2,250,000
                                                                                                              ==========
   20,000 shares issued in cancellation of a note payable in the
   amount of $75,000                                                                                          $   77,500
                                                                                                              ==========
   7,500 shares issued in cancellation of an advance payable in
   the amount of $30,000                                                                                      $   29,063
                                                                                                              ==========
   19,841,400 shares issued pursuant to the merger of Videocall International Corporation with Talk Visual
   Corporation as approved by the shareholders                                                                $5,462,458
                                                                                                              ==========

    See accompanying  notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and June 30, 1998, and the cash flows for the six months ended June 30, 1999 and June 30, 1998 are included. Operating results for the three and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

The balance sheet at December 31, 1998, does not reflect the rental property assets acquired February 24, 1999, nor the assets and liabilities of videocall international corporation and subsidiaries merged effective June 18, 1999. When viewing the respective comparitive financial information, the reader is advised to take into consideration the inclusion or exclusion of the rental and other assets acquired.

(2) Acquisition of Videocall International Corporation

Pursuant to an Agreement and Plan of Merger ("Merger"), dated September 14, 1998, a merger was consummated between Videocall International Corporation ("Videocall") and a newly formed, wholly owned subsidiary of the Company on June 18, 1999. The stock-for-stock transaction was aproved by the stockholders of both companies, after which the subsidiary into which Videocall has been merged will be merged with and into the Company, with talk visual being the survivor. Each share of Videocall's common stock was converted into either 3 shares, 1 share and/or options exercisable at $1.00 per share, depending on the shareholder's purchase date of the holdings. In effecting the Merger, the Company will issue 19,841,400 shares of common stock to the Videocall shareholders, and will grant 13,688,475 three year options for one share of stock each, at an exercise price of $1.00 per share. The transaction was valued at $0.275 per share for a total purchase price of $5,462,458. The Videocall merger was accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on the fair market values at the date of the acquisition as follows:

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(2) Acquisition of Videocall International Corporation (continued)
          Current assets                                              $   888,655
          Land, buildings and other fixed assets                        9,328,383
          Other assets                                                  2,391,621
          Liabilities                                                  (7,146,201)
                                                                      -----------
               Total purchase price                                   $ 5,462,458
                                                                      ===========

Videocall is a development stage company formed to provide videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and wholy owned outlets.

Pro-Forma Effect of Videocall Merger
------------------------------------

The merger transaction between Videocall and the Company has been accounted for as a purchase; accordingly, operating results for Videocall have been included from the date of acquisition. The following unaudited pro forma combined results of operations for the Company for the three months and six months ended June 30, 1999, and June 30, 1998, assumes that the Videocall Merger was completed on January 1, 1999:


                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     -----------------------------  ---------------------------
                                          1999            1998          1999           1998
                                     ---------------  ------------  -------------  ------------

REVENUE
   Royalties                            $       859     $  63,601    $     2,887     $ 192,510
   Software sales                                 -         7,687              -        15,810
   Equipment sales, net                      12,373             -         12,373             -
   Corporate services                             -        19,500              -        61,500
   Real estate revenue                      511,105             -        530,369             -
                                        -----------     ---------    -----------     ---------

Total Revenue                               524,337        90,788        545,629       269,820
                                        -----------     ---------    -----------     ---------

COSTS AND EXPENSES
   Cost of royalties                              -         9,560          3,204        26,781
   Cost of software sales                         -         3,638              -        14,200
   Depreciation                              95,511        20,006         98,658        40,454
   Research & product development           118,324         3,229        118,324         7,218
   Real estate operations                   282,192             -        290,958             -
   General & administrative                 779,113       138,430        825,315       277,205
   Consulting services                       98,292        12,699      1,582,179        52,631
   Legal and professional                   722,742        27,007        818,052        56,466
   Marketing                                125,708        20,017        125,708        44,574
                                        -----------     ---------    -----------     ---------

Total costs and expenses                  2,221,882       234,586      3,862,398       519,529
                                        -----------     ---------    -----------     ---------

LOSS FROM OPERATIONS                     (1,697,545)     (143,798)    (3,316,769)     (249,709)

INTEREST EXPENSE                           (322,453)      (31,495)      (323,696)      (44,140)

INTEREST INCOME                               2,169             -          6,206             -
                                        -----------     ---------    -----------     ---------
NET LOSS                                 (2,017,829)     (175,293)    (3,634,259)     (293,849)
                                        ===========     =========    ===========     =========

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(3)  Financial Condition and Liquidity

As of June 30, 1999, the Company had never achieved operating profits. The Company is dependent on revenues from the real estate operations and collection of investor stock subscriptions and other receivables for working capital needs, until the videocalling operations commence.

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

The Company has ceased its' CD-ROM software development activities, and is in the process of determining the economic value of the sale or retention of existing products and is currently focusing entirely on Videocall operations.

On April 7, 1999, the Company was notified by the nasdaq stock market, inc. ("Nasdaq") that the Company was not in compliance with the requirements for continued listing on the nasdaq smallcap market(sm), as set forth in the nasdaq listing qualifications panel decision dated january 20, 1999. Accordingly, the Company's securities were delisted from The Nasdaq Smallcap Market(SM)effective April 7, 1999 and are currently listed under the symbol "TVCP" on the OTC Bulletin Board.

(4) Equity Transactions

On January 19,1999, the Company issued 175,000 shares of common stock to an entity for services related to obtaining financing sources. This transaction was priced at $3.625 per share for a total expense of $634,375.

On January 25, 1999, the Company issued 600,000 shares of common stock pursuant to the agreement with the parties responsible for the introduction of Videocall to the Company. This transaction was priced at $3.75 per share for a total cost of $2,250,000. The Company is also obligated under the agreement, to issue options, exercisable at $0.25 per share, to the same parties. See the discussion under the June 18,1999 equity transaction noted below.

On January 25, 1999, the Company issued 190,000 shares common stock for consulting services at $3.75 per share for a total expense of $712,500.

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4) Equity Transactions (continued)

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

On April 9, 1999, the Company issued 30,000 shares of common stock for legal services at $3.375 per share for a total expense of $101,250. On that same date, the Company set aside 200,000 shares in escrow for the former owners of Sacramento Results, Inc., the subsidiary of Videocall which holds the Town and Country Plaza real estate. This stock was set aside as collateral for the note payable from Videocall to the former owners of Sacramento Results, Inc. as part of the original purchase agreement.

On June 8, 1999, the Company issued 50,000 shares of common stock to the president of the Company as a bonus. The Company also issued 220,000 shares in payment for legal services and set aside 20,000 for a consultant, to be released at a later date. The shares were issued at a price of $2.25, for a total expense of $652,500.

On June 18, 1999, as a result of the Videocall merger, each share of Videocall common was converted into the right to receive either one share, three shares, and/or options of Talk Visual Common Stock or, 19,841,400 shares and 15,608,477 options in the aggregate. The options are exercisable at $1.00 per share and expire three years from their issue date. The transaction was valued at $0.275 per share for a total purchase price of $5,462,458. In connection with the merger, the Company also issued 1,800,000

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4) Equity Transactions (continued)

options, in addition to the options to the shareholders previously noted, at an exercise price of $0.25 per share for a three year period, to third parties who were responsible for the introduction of the Company and Videocall.

(5) Segment Information

Effective with the June 18, 1999 Merger, the Company has two reportable segments, videocalling/telecommunication services and real estate rental activities. Software development and sales have been discontinued, excluding minor incidental sales. The Rental activity results from the ownership of the Toronto property acquired in the previous quarter and the ownership of Town and Country Plaza West, acquired in the Videocall merger which occurred in the current reporting period. The Company's reportable segments are separate business units with their individual reporting systems. Rental activity is delineated on the Consolidated Statements of Operations under rental revenue and cost of operations real estate operations. As of this reporting period, the Company has received an insignificant amount of videocalling/telecommunication income during the twelve day period Videocall International Corp was included in this financial reporting period.

(6)  Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(7)  Subsequent Events

On July 13, 1999, the Company announced that a private placement funding of $1,000,000 was subscribed to by an European investment group. The Company began receiving the funds under this subscription in the latter part of July and anticipates receiving the balance in August and September, 1999.

On July 30, 1999, the Company signed a lease with Lucky Capital, Inc. for approximately 3,143 square feet of office space in Miami, Florida. The Company has announced that it will be relocating its world headquarters from Cambridge Massachusettes to Miami, Florida in August, 1999. The lease term is three years at a base rate of $3,666 per month for the first year, $3,798 for the second year and $3,929 for the third and final year. The Company

                            TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



(7)  Subsequent Events (Continued)

Currently leases 2,504 square feet on a month to month lease in Cambridge, Massachusettes for a monthly base payment of $7,262.

The Company has entered into negotiations with a private investment Group to provide financing, utilizing the Sacramento property for security. The initial commitment has been proposed at $2,300,000, pending an appraisal report on the property. The obligation will bear an interest rate of 8% APR plus an additional amount, payable in the Company's common stock, depending on the length of time for repayment. The Company has received an initial payment under this commitment.

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

PROPOSED ACQUISITIONS

On March 22, 1999, the Company signed a letter of intent, subject to Board approval, to acquire all of the outstanding stock of Proximity, Inc. for a purchase price of $4,250,000, to be paid in the Company's common stock and cash of $250,000. The cash payment portion would be payable in ten installments of $25,000 each on a monthly basis. Additionally, the Company has agreed to make available $200,000 of working capital for Proximity upon execution of a definitive agreement.

Proximity, Inc. is an international full spectrum provider of videoconferencing services with public access to over 2,000 videoconferencing sites. In addition to videoconferencing access, Proximity provides High Impact Videoconferencing Productions, multipoint bridge coordination, satellite uplink/downlink services, corporate videoconferencing outsourcing and consulting services.

MERGER OF VIDEOCALL

On September 8, 1998 the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company. The Company held a special shareholders' meeting June 15, 1999, whereupon the stockholders approved the Merger plan.

Videocall is a development stage Company in the area of providing videocalling services to businesses and consumers. Videocall is in the process of developing international locations through strategic partnerships and through vendor relationships. The Company has ceased its' CD-ROM software development activities, and is in the process of determining the economic value of the sale or retention of existing products and is currently focusing entirely on Videocall operations.

The Company has issued 600,000 shares of stock and 1,800,000 options to parties responsible for the introduction of the Company to Videocall. The options are exercisable at twenty five cents per share and expire three years from the issue date. Additionally, Videocall issued 1,200,000 shares in connection with the Merger Plan to those same parties.

On June 18, 1999, as a result of the Videocall merger, each share of Videocall common was converted into the right to receive either one share, three shares, and/or options of Talk Visual Common Stock or 19,841,400 shares and 15,608,477 options in the aggregate. The options are exercisable at $1.00 per share and expire three years from their issue date. The transaction was valued at $0.275 per share for a total purchase price of $5,462,458. The Videocall merger was accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on the fair market values at the date of the acquisition as follows:


          Current assets                            $   888,655
          Land, buildings and other fixed assets      9,328,383
          Other assets                                2,391,621
          Liabilities                                (7,146,201)
                                                    -----------
               Total purchase price                 $ 5,462,458
                                                    ===========

The amounts paid by the Company in stock, to the third parties, as compensation for the introduction of Videocall, has been capitalized as amounts paid in excess of fair value. This amount, totaling $2,370,000 for the combined entities, is considered an intangible asset and will be amortized over forty years. No amortization has been taken during the current period as it was considered immaterial for reporting purposes.

RISK FACTORS

As of June 30, 1999, the Company had never achieved operating profits. The Company has ceased its software development and sales activities and is wholly dependent on the videoconferencing and real estate rental activities for its future revenues. Because Videocall is a developmental company, there can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. The Company's ability to integrate and organize new businesses and successfully manage growth requires significant expansion in its operational, financial and management systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business.

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

RESULTS OF OPERATIONS

  For the three months ended June 30, 1999 compared to the three months ended
  ---------------------------------------------------------------------------
June 30, 1998.
--------------

For the three months ended June 30, 1999, revenues increased from $90,788 for the three months ended June 30, 1998 to $110,217 for the three months ended June 30, 1999. This $19,429 increase was due to the change from software sales and support to real estate activities and the sale of videocalling equipment to foreign joint venture partners. The Company invoices a fee for the sale of the equipment separate from the equipment cost. Accordingly, revenue from equipment sales represents only the fee portion of the sale.

Costs associated with royalty income are considered immaterial and are not reflected in the cost and expense schedule. As a result of the cessation of gaming software development and sales activities, the Company has not recognized any cost of software sales nor has the Company incurred any product development costs. Research and product development expense of $8,607 for the three months ended June 30, 1999 represent amounts incurred for videocalling systems after the June 18, 1999 merger with videocall international corp. The amount of $3,229 for the three months ended June 30, 1998 represents software development costs incurred by the Company for development of its former product line.

Expenses of $41,416 were incurred for the Toronto real estate operation acquired february 24, 1999 and the Sacramento real estate acquired as part of the Videocall merger June 18,1999. Rental income, as noted above, was $96,985, yielding net rental earnings of $55,569 before interest and depreciation.

General and administrative expenses increased $63,134 from $138,430 for the three months ended June 30, 1998 to $201,564, for the three months ended June 30, 1999. This resulted from the Company's support of the videocalling activities and included $112,500 in bonus payments to an officer of the corporation which was paid in stock.

Consulting services, not related to software development or sales, for the three months ended June 30, 1999 were $51,726, compared to $12,699 for the three months ended June 30, 1998. This amount represents $45,000 paid in shares of the Company's common stock and $6,726 paid in cash. The majority of the consulting services were for assistance in financing, investor relations and public relation services.

Legal and accounting expense increased from $27,007 for the three months ended June 30, 1998 to $631,389 for the three months ended June 30, 1999. The increase of $604,382 resulted primarily from legal costs incurred in the preparation of the proxy related to the Merger; legal costs incurred in security matters, legal work performed in relation to the filings as a result of the merger and legal costs for the Toronto subsidiary and the issuance of preferred stock. The disproportionate expense was also a function of the market price of the stock at the time of issue, as a majority of the expense was paid for with the Company's common stock. Of the $631,389 expense, $596,250 was paid for with common stock of the Company.

The Company's marketing expenses for the three months ended June 30, 1999, amounted to $14,248, compared to $20,017 of expenses for the three months ended June 30, 1998. Marketing expenses in the three month period ending June 30, 1999 related to videocall activities, verses marketing expenses in the prior year for the same period related to education software products.

Interest expense increased $7,601 from $31,495 for the three months ended June 30, 1998 to $39,096 for the three months ended June 30, 1999. Interest expense in the current reporting period resulted from the mortgages held on the rental properties, whereas interest expense in the comparative prior year period resulted from financing corporate software production and sales activities.

  For the six months ended June 30, 1999 compared to the six months ended June
  ----------------------------------------------------------------------------
30, 1998.
---------

For the six months ended June 30, 1999, revenues decreased from $269,820 for the six months ended June 30, 1998 to $131,508 for the six months ended June 30, 1999. This $138,312 decrease was due to the change from software sales and support to real estate activities and the sale of videocalling equipment to foreign joint venture partners. The Company invoices a fee for the sale of the equipment separate from the equipment cost. Accordingly, revenue from equipment sales represents only the fee portion of the sale.

As a result of the cessation of gaming software development and sales activities, the Company has recognized minimal costs of software sales and has not incurred any product development costs. Research and product development expense of $8,607 for the six months ended June 30, 1999 represent amounts incurred for videocalling systems development after the June 18, 1999 merger with Videocall International Corp. The amount of $7,218 for the six months ended June 30, 1998 represents software development costs incurred by the Company for development of its former product line.

Expenses of $50,182 were incurred for the Toronto real estate operation acquired February 24, 1999 and the Sacramento real estate acquired as part of the Videocall merger June 18,1999. Rental income, was $116,248, yielding net rental earnings of $66,066 before interest and depreciation.

General and administrative expenses decreased $32,477 from $277,205 for the six months ended June 30, 1998 to $244,728, for the six months ended June 30, 1999. For the six months ended June 30, 1998, the Company incurred general and administrative expenses to support the administration and marketing of the educational software products. Prior to the merger on June 18, 1999, the Company had one employee and other administrative expenses comprised primarily of insurance and minor incidentals. Of the total expense of $244,728, $112,500 was a payment in stock as a bonus to an officer of the corporation.

Consulting services, not related to software development or sales, for the six months ended June 30, 1999 were $1,535,613, compared to $52,631 for the six months ended June 30, 1998. This amount represents $1,526,387 paid in shares of the Company's common stock and $9,226 paid in cash. The majority of the consulting services were for assistance in financing, investor relations and public relation services. The amount charged to expense is a function of the market share price at the time the stock is issued to the consultant under the terms of the consulting agreement.

Legal and accounting expense increased from $56,466 for the six months ended June 30, 1998 to $726,699 for the six months ended June 30, 1999. The increase of $670,233 resulted primarily from legal costs incurred in the preparation of the proxy related to the Merger; legal costs incurred in security matters, legal work performed in relation to the filings as a result of the merger and legal costs for the Toronto subsidiary and the issuance of preferred stock. The expense is a function of the market price of the stock at the time of issue. Of the $726,699 expense, $612,500 was paid for with common stock of the Company.

The Company's marketing expenses for the six months ended June 30, 1999, amounted to $14,248, compared to $44,574 of expenses for the six months ended June 30, 1998. Marketing expenses in the six month period ending June 30, 1999 related to videocall activities, verses marketing expenses in the prior year for the same period related to education software products.

Interest expense decreased $3,801 from $44,140 for the six months ended June 30, 1998 to $40,339 for the six months ended June 30, 1999. Interest expense in the current reporting period resulted from the mortgages held on the rental properties, whereas interest expense in the comparative prior year period resulted from financing corporate software production and sales activities.

Liquidity and Capital Resources

The Company had $53,033 in cash outflows from operating activities for the six months ended June 30, 1999 compared to cash outflows of $123,620 for the six months ended June 30, 1998. The decrease in net outflows of $70,587 between 1999 and 1998 operating cash flow, primarily resulted from the following: a increase of $17,933 in the net loss from operations after adjustments for non-cash items; a decrease in the change of deferred revenue of $31,004; a decrease in the change in accounts receivable of $63,522; an increase in the change in other receivables of $42,867; a decrease in the change in inventory of $4,818; an increase in the change in accounts payable of $171,064; a decrease in the change in accrued expenses of $4,435 and an decrease in other assets of $15,314; an increase in the change in other current liabilities of $17,408. this decrease in net outflows is primarily due to the Company's cessation of learning game software sales and marketing activities.

Investing activities in the first six months ended June 30, 1999 consisted of the purchase of the Toronto property, which required cash payments of $37,390; purchase of minor computer equipment for $1,000 compared to the purchase of computer equipment in the six months ended June 30, 1998, for $4,617; conversion of the marketable securities to cash for $89,210; additional expenditures for organization costs of $868; and advances to related parties of $1,973,047 compared to investment in joint ventures for the six months ended June 30, 1999 of $48,647.

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

The Company has cash inflows of $1,867,103 from financing activities for the first six months of 1999 compared to cash inflows of $228,779 for the first six months of 1998. Financing activities for the six months ended June 30, 1999 included collection of stockholder's and stock subscriptions receivable of $1,842,545; payment on notes payable of $22,401 and payment of cash dividends on the preferred stock of $23,156. This compares to an advance received of $30,000 for use in project joint ventures; proceeds on private placements of $105,000; exercise of common stock warrants for $75,000; payment due to former co-developer of $20,000, offset by payments of $1,221 on notes payable for the six months ended June 30, 1998.

The Company has entered into negotiations with a private investment group to provide financing, utilizing the Sacramento property for security. The initial commitment has been proposed at $2,300,000, pending an appraisal report on the property. The obligation will bear an interest rate of 8% apr plus an additional amount, payable in the Company's common stock, depending on the length of time for repayment. The Company has received an initial payment under this commitment in the amount of $100,000. Management intends to retire this debt upon the refinancing of the property as described below.

The Company has entered into discussions with several financial institutions with respect to refinancing the Sacramento property. The current proposals under discussion include placing a mortgage in the amount of $6.5 or $7.5 million dollars against the property. The funds would be used to retire existing debt on the property, make additional improvements to the property and provide the Company with cash to replace the Company's investment in the property. Management expects to finalize this financing within the third quarter of 1999.

On July 13, 1999, the Company announced that a private placement funding of $1,000,000 was subscribed to by an European investment group. The Company has received approximately $250,000 under this subscription and anticipates receiving the balance in August and September, 1999. Management feels that based on contributed capital amounts and anticipated refinancing of the Sacramento property, the Company will be able to operate for the coming twelve months.

The Company has signed an agreement with the I.W. Miller Group, Inc. for financial public relations services. This consulting firm is established in the securities industry and has substantial experience in providing publicly held companies with advice and support in expanding its investor base and increasing the number of market professionals who are aware of the Company's activities. The Company has agreed to pay the consulting firm a combination of cash and common stock based on performance.

The Company has signed a six month agreement with an independent consultant
(a former broker/dealer in the securities industry) to provide services in representing the Company to the securities industry. The consultant has agreed to contact various financial institutions to secure their support of the stock of the Company and to obtain private or public placements of the stock for the Company. The Company has agreed to pay the consultant a combination of cash and common stock for the services and a fee based on any new financing obtained by the consultant.

YEAR 2000 ISSUES

The Company has reviewed its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems to bring the systems into compliance with the computational needs for the year 2000. The Company has been advised by its major external vendors that their systems are in compliance with year 2000 issues.

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

The Company has filed a lawsuit (the "Complaint") in Los Angeles,
California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleges that lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily
benefited her personally."   The Company also claims that Lehrer's actions were
"taken in bad faith and were... not in the best interest of Plaintiff Legacy or its shareholders." The Company also alleges that lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of Plaintiff Legacy..." The Company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq Smallcap Stock Market. The Company seeks to recover substantial damages, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets. Legal counsel has advised the Company that the matter is currently in arbitration.

The Company has filed a lawsuit in Los Angeles, California, claiming a total of $30,000,000 in damages against DCI Telecommunications, Inc., its Officers and Directors and several of its shareholders. The lawsuit alleges that during the period February 1998 to April, 1999, the defendents conspired jointly to libel, slander and falsely accuse the Chairman of the Company of wrong doing by posting messages on the internet. The defendents have moved to dismiss the case based on a lack of personal jurisdiction.

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

ITEM 2.  CHANGES IN SECURITIES.

  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has failed to pay the June, 1999, dividend on the Class A Preferred Stock, series 1999-a, in the amount of $7,718.75.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of the stockholders was held on June 15, 1999. The following matters were voted upon:

Approval and adoption of the Agreement and Plan of Merger dated September 14, 1998 among the Company, Legacy Acquisition, Inc. and Videocall International Corporation.

             For            3,100,791
             Against              366
             Withheld               0

Approval of the change in the Company's state of incorporation from Delaware to Nevada and increase the Company's authorized stock from 15,000,000 shares to 125,000,000 shares, of which 100,000,000 are Common Stock and 25,000,000
Preferred Stock.

             For            3,100,557
             Against              499
             Withheld             101

The foregoing matters are described in detail in the Company's Proxy Statement/Prospectus/Notification of Merger dated May 28, 1999.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herewith:

     Exhibit 11 -   weighted average of common stock shares
                    outstanding
     Exhibit 27 -   financial data schedule

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

     Item 2, acquisition and disposition of assets disclosure of the merger of the registrate with Videocall International Corp, dated June 18,1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1999  Talk Visual Corporation


               /s/ C. Harold Snyder
               __________________________________
               C. Harold Snyder
               Chief Financial Officer
               (Duly Authorized Officer and Principal
               Financial and Accounting Officer)