Form 10QSB
period 1999-09-30
TALK VISUAL CORP
filed 1999-11-15
CIK 1007367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999

                                       OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28330

                             TALK VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Nevada                                          95-4561156
         ------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 information or organization)

   3550 Biscayne Blvd, Ste. 704
   Miami, Florida                                       33137
(Address of principal executive offices)              (Zip Code)

   One Canal Park, 3rd Floor
   Cambridge, Massachusettes                            02141
(Former Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code): (305) 572-0575 (Registrant's former telephone number, including area code) (617) 679-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X       No
                                                          ---        ---
There were 28,914,463 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 8, 1999.

Transitional Small Business Disclosure Format (check one):
                                                     Yes           No X
                                                         ---         ---


                             TALK VISUAL CORPORATION

                                      INDEX
                                                                                                      Page No.

                         PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Condensed Balance Sheets at September 30, 1999
                and December 31, 1998.                                                                    3

                           Condensed Statements of Operations for the three
                           months ended September 30, 1999 and 1998 and
                           the nine months ended Sept. 30, 1999 and 1998.                                 4

                           Condensed Statements of Cash Flows for the nine
                           months ended September 30, 1999 and 1998.                                      5

                           Notes to Condensed Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan
                           Of Operations                                                                 13

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                      22

Item 2.  Changes in Securities                                                                           23

Item 3.  Defaults Upon Senior Securities                                                                 23

Item 4.  Submission of Matters to a Vote of Security Holders                                             23

Item 5.  Other Information                                                                               23

Item 6.  Exhibits and Reports on Form 8-K                                                                23

Signatures                                                                                               24

Exhibits
              Exhibit 11                                                                                 25
              Exhibit 27                                                                                 26


                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER  30        DECEMBER 31
                                                                 1999                 1998
                                                               ---------           ---------
                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                  $57,711            $153,608
      Accounts receivable, net of allowances
        for doubtful accounts of $12,500 and $12,500              79,960              31,243
      Inventory                                                   16,989               8,250
      Other receivables                                          263,226              70,000
      Advances - related parties                                 470,134                   -
      Subscriptions receivable                                         -           1,743,000
      Marketable securities                                      229,688              89,210
      Other current assets                                       165,257               6,746
                                                               ---------           ---------
        Total current assets                                   1,282,966           2,102,057
                                                               ---------           ---------
Product development costs, net                                   381,604             381,604
Property and equipment, net                                   11,394,252              18,500
Payment in excess of fair value for acquisition, net           2,370,000                   -
Other assets                                                     484,384               1,400
                                                               ---------           ---------
Total assets                                                 $15,913,206          $2,503,561
                                                             ===========          ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                        $1,021,133          $  129,968
      Accrued expenses                                           269,800              16,685
      Other current liabilities                                   67,989                   -
      Notes payable and current portion of long-term debt      1,500,000             281,066
                                                               ---------           ---------
               Total current liabilities                       2,858,922             427,719
                                                               ---------           ---------
LONG-TERM DEBT, net of current portion                         5,332,498              75,000
                                                               ---------           ---------
        Total Liabilities                                      8,191,420             502,719
                                                               ---------           ---------
COMMITMENTS                                                         --                  --

STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.001 per share, 25,000,000
     shares authorized; 975,000 and -0- issued and outstanding       975                --
   Common Stock, par value $.001 per share, 100,000,000
     shares authorized: 28,914,463 and  1,393,417  shares
     issued and outstanding                                       28,914               1,393
   Stock Subscribed                                                 --                   382
   Additional paid in capital                                 21,960,669          10,000,719
   Accumulated deficit                                       (11,273,663)         (7,829,760)
Accumulated other comprehensive loss                            (149,443)            (14,892)
   Stock Subscriptions receivable                             (2,845,666)           (157,000)
                                                               ---------           ---------
         Total stockholders' equity                            7,721,786           2,000,842
                                                               ---------           ---------

  Total Liabilities and Stockholders' Equity                 $15,913,206          $2,503,561
                                                              ==========           =========




     See accompanying notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                      THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                      ---------------------------    --------------------------
                                        1999              1998          1999            1998
                                    ------------    ------------    ------------    ------------

REVENUE
   Royalties                        $       --      $     11,216    $      2,887    $    203,726
   Telecommunication Services
      And Product sales                    1,568            --             1,568            --
   Software sales                           --            22,830            --            38,587
   Equipment sales, net                     --              --            12,373            --
   Corporate services                       --            18,500            --            80,000
   Real estate revenue                   272,500            --           388,748            --
                                    ------------    ------------    ------------    ------------

Total revenue                            274,068          52,546         405,576         322,313
                                    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
   Cost of royalties                        --           604,253           3,204         631,034
   Telecommunication/Retail Costs        144,435         144,435
   Cost of software sales                   --            14,598            --            28,798
   Depreciation and amortization          83,497          20,141         103,069          60,595
   Research & product development         24,903          17,512          33,510          24,731
   Real estate operations                124,317            --           174,499            --
   General & administrative              352,817         216,807         597,545         494,011
   Consulting services                   166,295          20,687       1,701,908          73,318
   Legal and Professional                 42,396          32,701         769,095          89,167
   Marketing                              48,189          31,278          62,437          75,852
                                    ------------    ------------    ------------    ------------

Total costs and expenses                 986,849         957,977       3,589,702       1,477,506
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                    (712,781)       (905,431)     (3,184,126)     (1,155,193)

INTEREST EXPENSE                        (165,850)           (495)       (206,189)        (43,591)

INTEREST INCOME                                3            --               443            --

OTHER INCOME                                --           147,935            --           147,935
                                    ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM      $   (878,628)   $   (757,001)   $ (3,389,872)   $ (1,050,849)

EXTRAORDINARY ITEM                          --           300,000            --           300,000
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (878,628)   $   (457,001)   $ (3,389,872)   $   (750,849)
                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED
        BEFORE EXTRAORDINARY ITEM   $      (0.03)   $      (0.63)   $      (0.26)   $      (1.06)
        EXTRAORDINARY ITEM                  --               .25            --               .30
        AFTER EXTRAORDINARY ITEM    $      (0.03)   $      (0.38)   $      (0.26)   $      (0.76)

WEIGHTED AVERAGE COMMON STOCK
   SHARES OUTSTANDING
      BASIC AND DILUTED               28,305,767       1,206,403      13,205,625         993,310


     See accompanying notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------

                                                                  1999           1998
                                                              -----------    -----------

Cash flows from operating activities:
   Net loss                                                   $(3,389,871)   $  (750,849)

   Adjustments to reconcile net loss to net
          cash used in operating activities:
        Amortization of product development costs                    --          636,712
        Depreciation and amortization                             103,069         60,596
        Due former co-development partner                            --         (300,000)
        (Gain) loss on stock exchanged for debt                     1,563           --
        (Gain) on sale of assets and debt assumption                 --         (147,935)
        Common stock issues for services                        2,251,387           --

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                        28,446        109,225
   Other receivables                                              (25,973)        21,016
   Prepaid expenses                                                59,459           --
   Inventories                                                     (8,739)         5,723
   Other assets                                                    11,978         (1,354)
   Accounts payable                                               440,661         86,276
   Accrued expenses                                                95,097           --
   Deferred revenues                                                 --          (40,284)
   Other current liabilities                                       12,478           --
                                                              -----------    -----------
        Net cash from operating activities                       (420,445)      (320,874)
                                                              -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                            (254,397)        (4,617)
   Proceeds from disposition of equipment                           1,364
   Disposal of marketable securities                               89,210
   Additions to organization costs                                   (868)          --
   Advances-related parties                                    (1,698,336)          --
   Investment in production joint ventures                        (78,647)
                                                              -----------    -----------
        Net cash used in investing activities                  (1,864,391)       (81,900)
                                                              -----------    -----------
Cash flows from financing activities:
   Product development advances                                      --           44,317
   Payments on notes payable and long term debt                   (50,565)       (42,501)
   Payment of cash dividends                                      (23,156)          --
   Collection of stock subscriptions receivable                 1,842,545           --
   Proceeds from private placement for Common Stock                  --        2,305,000
   Obligation for equipment sold                                   70,115           --
   Net borrowing on term debt                                     350,000
   Exercise of Common Stock Warrants                                 --           75,000
   Due to former co-development partner                              --           20,000
                                                              -----------    -----------
        Net cash provided by financing activities               2,188,939      2,381,816
                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                  (95,897)     1,979,042
Cash and cash equivalents, at beginning of period                 153,608         14,464
Cash and cash equivalents, at end of period                   $    57,711    $ 1,993,506
                                                              -----------    -----------
Supplemental disclosure of cash flow information

     a. Cash paid during the period for:
           Interest                                           $   157,684    $    43,591
                                                              -----------    -----------
           Income Taxes                                       $       800           --
                                                              -----------    -----------

     See accompanying notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------

                                                                                         1999             1998
                                                                                     ----------       ------------
    b. Non-cash transactions

       Purchase  of  Toronto  real  estate in  exchange  for  975,000  shares of
       Convertible Preferred Stock with a value of $975,000, assumption
        of  a mortgage and other debts  in the amount of $966,743                    $1,941,743                --

     600,000 shares issued under agreement in connection with the
        acquisition of Videocall International as a commission                       $2,250,000                --

     20,000 shares issued in cancellation of a note payable in the
     amount of $75,000                                                               $   77,500                --


     7,500 shares issued in cancellation of an advance payable in
     the amount of $30,000                                                           $   29,063                --

                         19,841,400  shares  issued  pursuant  to the  merger of
                         Videocall  International  Corporation  with Talk Visual
                         Corporation as
                         approved by the shareholders                                $5,462,458                --


                        Sale of  assets  of  $59,800  and  issue  of a note  for
                        $108,099, less Assumption of $315,834 of debt by a third
                        party
                                                                                       --             $    147,935

                        Reduction of debt by former co-development partner             --             $   300,000


     See accompanying notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998, and the cash flows for the nine months ended September 30, 1999 and September 30, 1998 are included. Operating results for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

The Balance Sheet at December 31, 1998, does not reflect the rental property assets acquired February 24, 1999, nor the assets and liabilities of Videocall International Corporation and Subsidiaries merged effective June 18, 1999. When viewing the respective comparative financial information, the reader is advised to take into consideration the inclusion or exclusion of the rental and other assets acquired.


(2) Acquisition of Videocall International Corporation

Pursuant to an Agreement and Plan of Merger ("Merger"), dated September 14, 1998, a merger was consummated between Videocall International Corporation ("Videocall") and a newly formed, wholly owned subsidiary of the Company on June 18, 1999. The stock-for-stock transaction was approved by the stockholders of both companies, after which the subsidiary into which Videocall was merged was merged with and into the Company, with Talk Visual being the survivor. Each share of Videocall's common stock was converted into either 3 shares, 1 share and/or options exercisable at $1.00 per share, depending on the shareholder's purchase date of the holdings. In effecting the Merger, the Company is obligated to issue 19,841,400 shares of common stock to the Videocall shareholders, and has granted 13,688,475 three year options for one share of stock each, at an exercise price of $1.00 per share. The transaction was valued at $0.275 per share for a total purchase price of $5,462,458. The Videocall merger was accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on the fair market values at the date of the acquisition as follows:

                             TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)      Acquisition of Videocall International Corporation (continued)

                  Current assets                                     $888,655
                  Land, buildings and other fixed assets            9,328,383
                  Other assets                                      2,391,621
                  Liabilities                                      (7,146,201)
                                                                    ---------
                           Total purchase price                    $5,462,458
                                                                    ==========

Videocall, at the time of the merger, was a development stage company formed to provide videocalling services to businesses and consumers.


(3)  Financial Condition and Liquidity

The Company has ceased its' CD-ROM software development activities, and is currently focusing entirely on Videocall operations.

As of September 30, 1999, the Company had never achieved operating profits. The Company is dependent on revenues from the real estate operations, investor stock subscriptions, short term and long term borrowings and retail videocalling sales for working capital needs, until the videocalling operations generate sufficient cash flow to fund the Company.

As part of the Videocall International Merger, the Company acquired a 119,119 square foot, two story, strip center retail and office complex located in Sacramento California. The property has been appraised at $11,000,000. Prior to the financing described below, the property had encumbrances totaling $5,241,000. The Company has been in discussion with several financial institutions to borrow an additional $2,500,000 on the property. The proceeds of any borrowings on the property would be used to recoup the equity investment represented by the property and would be employed to fund working capital needs and expansion of the videocalling operations.

On August 24, 1999, the Company executed a promissory note, secured by the Sacramento property, in the amount of $1,000,000. The Company has drawn $350,000 of the total note as of September 30, 1999. The note matures September 1, 2000, and bears an interest rate of 9% per annum. The Company is obligated to issue up to 20% of the face amount of the note in Convertible Preferred shares, based on a price of the lower of the average closing bid price for a five day period prior to the loan closing date or the two lowest closing bid prices in the twenty trading day period prior to the loan closing date.

Management anticipates that the promissory note, in conjunction with the refinancing of the Sacramento property, should provide sufficient capital to meet the needs of the Company for the next twelve months.

                             TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

On February 24, 1999, the Company acquired a 22,622 square foot property in Toronto, Canada in exchange for 975,000 shares of Class A Preferred stock, $.001 par value, paying dividends of $.095 per share per annum, payable on a monthly basis. The Company has not made any payment of dividends since the April 24, 1999 monthly installment. This building was acquired as an investment and for future consideration for the needs of the videocalling operations.


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

On June 18, 1999, as a result of the Videocall merger, each share of Videocall common was converted into the right to receive either one share, three shares, and/or options of Talk Visual Common Stock or, 19,841,400 shares and 15,608,477 options in the aggregate. The options are exercisable at $1.00 per share and expire three years from their issue date. The transaction was valued at $0.275 per share for a total purchase price of $5,462,458. In connection with the merger, the Company also issued 1,800,000 options, in addition to the options to the shareholders previously noted, at an exercise price of $0.25 per share for a three year period, to third parties who were responsible for the introduction of the Company and Videocall.

On July 16, 1999, the Company issued 4,000,000 shares of common stock under a private placement subscription dated July 7, 1999. The shares were issued at a subscribed price of $0.25 per share, based on the trading price for the day at a twenty percent discount.



(5)      Segment Information

Effective with the June 18, 1999 Merger, the Company has two reportable segments, videocalling/telecommunication services and real estate rental activities. Software development and sales have been discontinued, excluding

                             TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(5)      Segment Information (continued)

minor incidental sales. The Rental activity results from the ownership of the Toronto property acquired in the first quarter of the year, and the ownership of Town and Country Plaza West, acquired in the Videocall merger. The Company's reportable segments are separate business units with their individual reporting systems. Rental activity is delineated on the Consolidated Statements of Operations under rental revenue and cost of operations - real estate operations. Videocalling and telecommunication product sales and expenses are delineated under the heading Telecommunication.


(6)      Contingencies

     The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.


(7)      Subsequent Events

     On October 27, 1999 and November 2, 1999, the Company reached an agreement with two vendors to satisfy outstanding invoices in the amount of $158,000 with shares of common stock, at an average price of $0.076 per share, based on the ten day period average trading price. This will result in the Company issuing an additional 2,063,741 shares of common stock.
Both vendors are existing shareholders and are related to officers of the Company.


(8)   Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 1999, all outstanding options and warrants were not included in diluted earnings per share since they were antidilutive.

                             TALK VISUAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(9)  Year 2000 Compliance (continued)


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

PROPOSED ACQUISITIONS

    On March 22, 1999, the Company signed a letter of intent with Proximity, Inc., subject to Board approval, to acquire all of it's outstanding stock. Proximity, Inc. is an international full spectrum provider of videoconferencing services with public access to over 2,000 videoconferencing sites. In addition to videoconferencing access, Proximity provides High Impact Videoconferencing Productions, multipoint bridge coordination, satellite uplink/downlink services, corporate videoconferencing outsourcing and consulting services.

     The letter of intent calls for a purchase price of $4,250,000, to be paid $250,000 in cash and the balance with the Company's common stock. In recognition of the price fluctuation of the Company's stock following the merger of Videocall International Corporation, both the Company and Proximity have agreed to withdraw the letter of intent pending stabilization of the stock price.

MERGER OF VIDEOCALL

      On September 8, 1998, the Company and Videocall announced that the two companies had entered into a Letter of Intent for the Company to purchase the common shares of Videocall in exchange for the Company's common and preferred stock. On September 14, 1998 the two companies signed the Merger Plan detailing the terms of the transaction whereby Videocall will merge with a newly formed wholly owned subsidiary of the Company. The Company held a special shareholders' meeting June 15, 1999, whereupon the stockholders approved the Merger plan. On June 18, 1999 the Merger was effected.

      Videocall was a development stage company in the area of providing videocalling services to businesses and consumers. At the time of the Merger, Videocall was in the process of developing international locations through strategic partnerships and through vendor relationships. The Company has ceased its' CD-ROM software development activities, and is currently focusing entirely on Videocall operations. Since the date of the Merger, the videocalling operations have matured from the development stage to implementation and are currently being offered through the Company's retail centers and joint venture partners.

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

      Current assets                                      $888,655
      Land, buildings and other fixed assets             9,328,383
      Other assets                                       2,391,621
      Liabilities                                       (7,146,201)
                                                         ---------
                           Total purchase price         $5,462,458
                                                        ==========

      The amounts paid by the Company in stock, to the third parties, as compensation for the introduction of Videocall, has been capitalized as amounts paid in excess of fair value. This amount, totaling $2,370,000 for the combined entities, is considered an intangible asset to be amortized over forty years.



RISK FACTORS

     As of September 30, 1999, the Company had never achieved operating profits. The Company has ceased its software development and sales activities and is wholly dependent on the videoconferencing and real estate rental activities for its future revenues. Because Videocalling is a new business activity for the Company, there can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. The Company's ability to integrate and organize new businesses and successfully manage growth requires significant expansion in its operational, financial and management systems. There is no assurance that the Company will be able to address these requirements in a satisfactory manner, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and business.

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


RESULTS OF OPERATIONS

         For the three months  ended  September  30, 1999  compared to the three
         -----------------------------------------------------------------------
months ended September 30, 1998.
--------------------------------

For the three months ended September 30, 1999, revenues increased from $52,546 for the three months ended September 30, 1998 to $274,068 for the three months ended September 30, 1999. This $221,522 increase was due to the change from software sales and support to real estate activities and the sale of videocalling services, cell phones and pagers in the retail outlets owned by the company.

Costs associated with royalty income for the three months ended September 30, 1998 in the amount of $604,253, includes a charge of $600,000 to the product development costs associated with the DA Pursuit of Justice title based on lower forecasted sales of the title, at that time. Costs of royalties for the three months ended September 30, 1999 are not significant and therefore are not reflected in the cost and expense schedule. As a result of the cessation of gaming software development and sales activities, the Company has not recognized any cost of software sales nor has the Company incurred any product development costs. Research and product development expense of $24,903 for the three months ended September 30, 1999 represent amounts incurred for videocalling systems after the June 18, 1999 merger with Videocall International Corp. The amount of $17,512 for the three months ended September 30, 1998 represents software development costs incurred by the Company for development of its former product line.

Telecommunication/Retail costs of $144,435 for the three month period ending September 30, 1999 are those costs associated with operations in the Company's six wholly owned videocalling outlets.

Depreciation and amortization increased $63,356, from 20,141 for the three month period ended September 30, 1998, compared to $83,497, the three month period ended September 30, 1999, primarily as a result of the real estate held and the investment in equipment and facilities for retail videocalling centers.

Expenses of $124,317 were incurred for the Toronto real estate operation acquired February 24, 1999 and the Sacramento real estate acquired as part of the Videocall merger June 18,1999. Rental income, as noted above, was $272,500, yielding net rental earnings of $148,183 before interest and depreciation for the three months ending September 30, 1999.

General and administrative expenses increased $136,010 from $216,807 for the three months ended September 30, 1998 to $352,817, for the three months ended September 30, 1999. This resulted from the Company's support of the videocalling activities. Of the $352,817, administrative and officer salaries constituted $105,361, and costs associated with public filings and the annual shareholder meeting totaled $57,982.

Consulting services, not related to software development or sales, for the three months ended September 30, 1999 were $166,295, compared to $20,687 for the three months ended September 30, 1998. Of this amount, the contracting vendor for $110,000 has agreed to be paid in shares of the Company's common stock, as noted earlier, and $56,295 was paid in cash. The majority of the consulting services were for assistance in financing, investor relations, management services and public relation services.

Legal and professional expense increased from $32,701 for the three months ended September 30, 1998 to $42,396 for the three months ended September 30, 1999.
Legal and professional expenses for both periods relate primarily to general corporate matters, costs related to public companies and funds spent on potential acquisitions.

The Company's marketing expenses for the three months ended September 30, 1999, amounted to $48,189, compared to $31,278 of expenses for the three months ended September 30, 1998. Marketing expenses in the three month period ending September 30, 1999 related to videocall activities, verses marketing expenses in the prior year for the same period related to educational software products.

Interest expense increased $165,355 from $495 for the three months ended September 30, 1998 to $165,850 for the three months ended September 30, 1999. Interest expense in the current reporting period resulted from the mortgages held on the rental properties and debt on videocalling activity financing, whereas interest expense in the comparative prior year period resulted from financing corporate software production and sales activities.

Other income of $147,935 for the three months ended September 30, 1999, resulted from the sale of certain assets and the assumption of certain debt by Legacy Interactive, Inc., a company formed by the former President of the Company, as part of the Agreement and Plan of Merger dated September 14, 1998, between the Company and Videocall International Corporation.

The extraordinary income for the three months ended September 30, 1998 is due to the cancellation of debt of $300,000 as a result of the Company and IBM signing a Payment Agreement relating to the licensing and distribution agreements between the two companies.

         For the nine  months  ended  September  30,  1999  compared to the nine
         -----------------------------------------------------------------------
months ended September 30, 1998.
--------------------------------

For the nine months ended September 30, 1999, revenues increased from $322,313 for the nine months ended September 30, 1998 to $405,576 for the nine months ended June 30, 1999. This $83,263 increase was due to the change from software sales and support to real estate activities, the sale of videocalling equipment to foreign joint venture partners and cell phones and pagers in the retail outlets owned by the company. The Company invoices a fee for the sale of the equipment separate from the equipment cost. Accordingly, revenue from equipment sales represents only the fee portion of the sale.

As a result of the cessation of gaming software development and sales activities, the Company has recognized minimal costs of software sales and has not incurred any product development costs. Costs associated with royalty income for the six months ended September 30, 1998 in the amount of $631,034, includes a charge of $600,000 to the product development costs associated with the DA Pursuit of Justice title based on lower forecasted sales of the title, at that time. Research and product development expense of $33,510 for the nine months ended September 30, 1999 represent amounts incurred for videocalling systems development after the June 18, 1999 merger with Videocall International Corp. The amount of $24,731 for the nine months ended June 30, 1998 represents software development costs incurred by the Company for development of its former product line.

Expenses of $174,499 were incurred for the Toronto real estate operation acquired February 24, 1999 and the Sacramento real estate acquired as part of the Videocall merger June 18,1999. Rental income, was $388,748, yielding net rental earnings of $214,249 before interest and depreciation.

General and administrative expenses increased $103,534 from $494,011 for the nine months ended September 30, 1998 to $597,545, for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the Company incurred general and administrative expenses to support the administration and marketing of the educational software products. For the nine months ended September 30, 1999, all general and administrative expenses were incurred in support of the videocalling business activities.

Consulting services, not related to software development or sales, for the nine months ended September 30, 1999 were $1,701,908, compared to $73,318 for the nine months ended September 30, 1998. This amount represents $1,526,387 paid in shares of the Company's common stock and $175,521 paid in cash. The majority of the consulting services were for assistance in financing, investor relations and public relation services. The amount charged to expense is a function of the market share price at the time the stock is issued to the consultant under the terms of the consulting agreement.

Legal and professional expense increased from $89,167 for the nine months ended September 30, 1998 to $769,095 for the nine months ended September 30, 1999. The increase of $679,928 resulted primarily from legal costs incurred in the preparation of the proxy related to the Merger; legal costs incurred in security matters, legal work performed in relation to the filings as a result of the merger and legal costs incurred to defend assets of the company, for the Toronto subsidiary acquisition and the issuance of preferred stock. The expense is a function of the market price of the stock at the time of issue. Of the $769,095 expense, $612,500 was paid for with common stock of the Company.

The Company's marketing expenses for the nine months ended September 30, 1999, amounted to $62,437, compared to $75,852 of expenses for the nine months ended September 30, 1998. Marketing expenses in the nine month period ending September 30, 1999 related to videocall activities, verses marketing expenses in the prior year for the same period related to educational software products.

Interest expense decreased $3,801 from $44,140 for the nine months ended September 30, 1998 to $40,339 for the nine months ended September 30, 1999. Interest expense in the current reporting period resulted from the mortgages held on the rental properties, whereas interest expense in the comparative prior year period resulted from financing corporate software production and sales activities.

Other income of $147,935 for the nine months ended September 30, 1999, resulted from the sale of certain assets and the assumption of certain debt by Legacy Interactive, Inc., a company formed by the former President of the Company, as part of the Agreement and Plan of Merger dated September 14, 1998, between the Company and Videocall International Corporation.

The extraordinary income for the nine months ended September 30, 1998 is due to the cancellation of debt of $300,000 as a result of the Company and IBM signing a Payment Agreement relating to the licensing and distribution agreements between the two companies.


Liquidity and Capital Resources

         The Company had $420,445 in cash outflows from operating activities for the nine months ended September 30, 1999 compared to cash outflows of $320,874 for the nine months ended September 30, 1998. The increase in net outflows of $99,571 between 1999 and 1998 operating cash flow, primarily resulted from the following: a increase of $980,311 in the net loss from operations after adjustments for non-cash items; a decrease in the change of deferred revenue of $40,284; a decrease in the change in accounts receivable of $80,779; an increase in the change in other receivables of $42,473; a increase in the change in inventory of $14,462; an increase in the change in accounts payable of $354,385; an increase in the change in accrued expenses of $95,097 and an increase in other assets of $13,332; an increase in the change in other current liabilities of $12,478. This increase in net outflows is primarily due to the Company's assumption of videocalling activities following the merger with Videocall International Corporation.

         Investing activities in the first nine months ended September 30, 1999 consisted of the purchase of the Toronto property, which required cash payments of $37,390; purchase of computer equipment, leasehold improvement and software for $254,397 compared to the purchase of computer equipment in the six months ended June 30, 1998, for $4,617; conversion of the marketable securities to cash for $89,210; additional expenditures for organization costs of $868; and net advances to related parties of $1,698,336 compared to investment in joint ventures for the nine months ended September 30, 1999 of $78,647.

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

         The Company has cash inflows of $2,188,939 from financing activities for the first nine months of 1999 compared to cash inflows of $2,381,816 for the first nine months of 1998. Financing activities for the nine months ended June 30, 1999 included collection of stockholder's and stock subscriptions receivable of $1,842,545; payment on notes payable of $50,565, recording of obligation for equipment sold but not owned by the Company of $70,115, net borrowing on short term debt of $350,000, and payment of cash dividends on the preferred stock of $23,156. This compares to the nine months ended September 30, 1998 financing activities which included advances received on product development costs; proceeds on private placements of $2,305,000; exercise of common stock warrants for $75,000; payment due to former co-developer of $20,000, offset by payments of $42,501 on notes payable.

On August 24, 1999, the Company executed a promissory note with a private lender, secured by the Sacramento property, in the amount of $1,000,000. The Company has drawn $350,000 of the total note as of September 30, 1999, leaving $650,000 available to the Company. The note matures September 1, 2000, and bears an interest rate of 9% per annum. The Company is obligated to issue up to 20% of the face amount of the note in Convertible Preferred shares, based on a price of the lower of the average closing bid price for a five day period prior to the loan closing date or the two lowest closing bid prices in the twenty trading day period prior to the loan closing date. Management intends to retire this debt upon the refinancing of the property as described below.

The Company has been in discussion with several financial institutions to borrow up to $2,500,000 in addition to the existing debt (which would be retired with this refinancing) on the Sacramento property. The property has been appraised at $11,000,000 and as of September 30, 1999, there is $5,241,000 of existing debt against the property. The proceeds of any borrowings on the property would be used to recoup the equity investment represented by the property and would be employed to fund working capital needs and expansion of the videocalling operations.

         On July 13, 1999, the Company announced that a private placement funding of $1,000,000 was subscribed to by a group of existing shareholders. The Company has received a portion of the funds under this subscription and anticipates receiving the balance by the end of the fourth quarter.

         On October 27, 1999 and November 2, 1999, the Company reached an agreement with two vendors to satisfy outstanding invoices in the amount of

$158,000 with shares of common stock, at an average price of $0.076 per share, based on the ten day period average trading price. This will result in the Company issuing an additional 2,063,741 shares of common stock. Both vendors are existing shareholders and are related to officers of the Company. The Company is pursuing additional agreements with other vendors to convert obligations existing prior to the merger to equity investments based on the current trading price of the common stock on the date of the conversion agreement. Management anticipates that common stock issued under any agreements will be subject to lock up periods as appropriate to mitigate any influence of these shares on the trading price of the stock.

         Effective September 1, 1999, the Company occupied its new headquarters located in Miami Florida, relocating from Cambridge Massachusetts. The Company has reduced its annual office rental costs by $43,152 as a result of this relocation.

         Commencing August 24, 1999, the Company has rolled out several promotional programs for the videoconferencing services. These programs have started to generate cash flow from the retail operations of the Company. The Company has also perfected high quality videocalls over the internet protocol. The Company will begin deploying this technology to its retail facilities and joint venture partners. It is anticipated this technology will result in substantial cost savings for the transport of the communication signals and permit the Company to offer extremely competitive rates for videocalls.

         The Company anticipates adding voice over internet protocol traffic to its videocalling facilities. The deployment of this service, particularly with respect to international traffic, is expected to enhance the revenue base and profitability of the videocalling centers owned and partnered by the Company. Additionally, the Company has entered into agreements with MCI-Worlcom, Westcon Corporation (resellers and suppliers of Picturetel Corporation videoconferencing equipment) and National Leasing, Inc. to market a turnkey videocalling packages to specific market segments. The Company will become a national ISDN reseller under the program. This will enhance the Company's revenue from equipment sales and telecommunication traffic.

         Management feels that based on contributed capital amounts, conversion of obligations as previously described, cost saving operational moves, additional product offerings and anticipated refinancing of the Sacramento property, the Company will be able to operate for the coming twelve months. It is anticipated that videocalling and related telecommunication product revenue will be sufficient to fund the working capital needs of the Company after that period.

EQUITY ISSUES

         The Company has been made aware of private negotiations to purchase and hold for investment, a substantial number of the shares issued to consultants and issued as finder's fees. The acquiring group has indicated that they will purchase up to $1,000,000 from these shareholders and will purchase an additional amount of stock on the open market. The private group of shareholders believes that its actions will allow the share price to return to a value more reflective of the Company's assets and business activities. In addition to this activity, a number of the Company's major shareholders have agreed to lock-up their shareholding for periods between six and twelve months. Management anticipates that with the private purchase and the shareholder agreements not to sell for a six to twelve month period, the market price of the common stock should stabilize and better reflect the value of the business activities of the Company.



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


     The Company filed a lawsuit in Los Angeles, California against the former Chairperson, Ariella Lehrer, the D&A Lehrer Children Trust and other related entities. In that action, the Company alleged that Lehrer breached her fiduciary duties to the Company through various actions that, according to the Complaint, "undertook to burden an already weakened Legacy with unreasonable, unnecessary and unfair obligations that primarily benefited her personally." The Company also claims that Lehrer's actions were "taken in bad faith and were... not in the best interest of Plaintiff Legacy or its shareholders." The Company also alleges that Lehrer fraudulently backdated documents for her personal benefit, and "deliberately and maliciously misrepresented the financial condition of plaintiff Legacy..." The company claims that the misrepresentations created substantial and unnecessary legal exposure for the Company, particularly with the Company's listing on the Nasdaq SmallCap Stock Market. The Company seeks to recover substantial damages, for Lehrer's actions and also seeks injunctive relief requiring Lehrer to return to the Company significant assets. Legal counsel has advised the Company that the matter is currently in arbitration.

     The Company filed a lawsuit in Los Angeles, California, claiming a total of $30,000,000 in damages against DCI Telecommunications, Inc., its officers and Directors and several of its shareholders. The lawsuit alleged that during the period February 1998 to April, 1999, the defendants conspired jointly to libel, slander and falsely accuse the Chairman of the Company of wrong doing by posting messages on the internet. As a result of an official SEC investigation and suspension of trading of DCI Telecommunications, Inc. stock from the NASD OTC bulletin board listing and changes in the California law relating to jurisdictional issues involving actions relating to internet postings, the Company decided to formally withdraw its litigation and claims against DCI Telecommunications, Inc. in the California courts. The Company has advised the defendants that it reserves all rights for future actions.

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



ITEM 2.  CHANGES IN SECURITIES.

                  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  The Company has failed to pay the June through September, 1999, dividend on the Class A Preferred Stock, Series 1999-A, in the amount of $30,875.

           The Company has not made the June and September payments due to IBM under the renegotiated agreement dated September 14, 1998, totaling $50,000.

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

                  Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included herewith:

                 Exhibit 11 -   Weighted Average of Common Stock Shares
                                                Outstanding
                 Exhibit 27 -   Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter for which this form is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999   TALK VISUAL CORPORATION


                              /s/ C. HAROLD SNYDER
                              ----------------------------------
                              C. Harold Snyder
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)