Form 10KSB
period 1999-12-31
TALK VISUAL CORP
filed 2000-04-13
CIK 1007367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended    December 31, 1999
                                   ---------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934 (No Fee Required)
        For the transition period from           to
                                       ---------    ---------

                     Commission File Number 0-28330
                                            -------

                     TALK VISUAL CORPORATION
--------------------------------------------------------------------
(Name of small business issuer as specified in its charter)

NEVADA                                         95-4561156
----------------------------------       ------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

3550 BISCAYNE BLVD STE 704 Miami FL            33137
----------------------------------      ---------------------------------
(Address of principal executive offices)   (Zip Code)

(305) 572-0575                                 (305) 572-0576
----------------------------------      ----------------------------------
(Issuer's telephone number)                 (Issuer's facsimile number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                      Name of each exchange on which
None                                     registered None

----------------------------------       ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock,  par value $.001
--------------------------------------------------------------------------
                       (Title of Class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

  State issuer's revenues for its most recent fiscal year.  $1,165,988
                                                           ------------

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated, The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 2000 was: $77,745,360
                                                        ------------

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock,$.001 par value;
                                                   -----------------------------
38,413,261 shares as of March 21, 2000.
---------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.)into which the document is incorporated (1)any annual report to security holders;

(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

                      Documents incorporated by reference:

     Document                                  Item (s) Into Which Incorporated
  -------------                                 --------------------------------
    None

Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]  No [X]

                            TALK VISUAL CORPORATION

                                  Form 10-KSB

Table of Contents

Part I.                                                              Page No.
                                                                     --------

   Item 1.         Business                                                 4
   Item 2.         Facilities                                              11
   Item 3.         Legal proceedings                                       13
   Item 4.         Submission of matters to vote of security holders       13


Part II.
   Item 5.         Market for registrants' common equity and related       13
                   stockholder matters
   Item 6.         Management's discussion and analysis of financial       16
                   condition and results of operations
   Item 7.         Financial statements                                    23
                   (see table of contents, page 22)
   Item 8.         Changes in and disagreements with accountants           45


Part III.
   Item 9.         Directors and executive officers of the registrant      47
   Item 10.        Executive compensation                                  50
   Item 11.        Security ownership of certain beneficial owners and     52
                   management

   Item 12.        Certain relationships and related transactions          53
   Item 13.        Exhibits and reports on Form 8-K                        53

                                      PART I

Introductory Statement
----------------------


    Except for historical information contained herein, the statements in the report (including without limitation, statements indicating that the registrant "expects", "estimates", "anticipates" or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended.
Forward-looking statements involve known and unknown factors, risks and uncertainties, and actual results may differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: The registrant's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; retail acceptance of the registrant's products; the registrant's ability to adapt and expand its product offerings; the cost of, and demand for, customer service and technical support; price pressures in the competitive environment; the consummation of possible acquisitions; and the registrant's ability to integrate acquired operations into its existing business and manage growth. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-KSB.

ITEM 1.  BUSINESS

                                   BACKGROUND

General
-------

Talk Visual Corporation ("TVCP", the "Company" or "Talk Visual") is a leading provider of retail-based videocalling services for business and the general public in North and South America. Through its Retail Operations & Sales Division, the Company is rapidly developing its videocalling services in Europe, Eastern Europe, the Caribbean and North Africa. Taken together with the Company's innovative videocalling equipment - the TV225, produced under exclusive contract with Motion Media of Bristol, UK - the Company's extensive suite of telecommunications products has positioned TVCP to become a major provider of videocalling services to businesses and consumers worldwide, linking people in the developed countries to one another and to businesses and families in less developed nations. The Company's retail locations and its associated company branch locations in Canada, the UK, Israel and the Philippines provide an audio-visual link for businesses and families. The service enables unusually low-cost visual communications especially designed for expatriates and the small home office marketplace, allowing these groups to communicate with high-quality audio-visual images over inter-continental distances, in real-time.

The Company believes that there is a deep-seated relationship between certain key telecommunications products/services and other tangential products/services it carries in its retail operations. Conceptually, the products/services permit businesses and consumers to "communicate" domestically and internationally. To support the "communication" needs of key business and consumer populations, the Company's retail locations sell a wide range of telecom and telecom-related products and services. The products sold include pagers, cellphones and videophones; services include long-distance telephone calling in-store ("call-shop services"), money transfer, and air travel ticket issuance. Recently, the Company has begun the process of retail store build-out to create a network of retail locations during the year 2000. These stores are in addition to the planned deployment of over 1,000 videophone locations associated with Postal Business Center partners in the United States. Generally, most Company-owned and partnership locations will sell the majority of the Company's products and services.

The Videophone Sales Division markets a highly price-competitive ISDN-based video-telephone, the TV225. The TV225 is a sophisticated interactive video-appliance, with an enhanced features set designed to provide consumers and businesses with the ability to download news, movies, information and other real-time data from the desktop, without the need for a computer. The Videophone Sales Division also arranges for the Company to provide TV225 purchasers with Local Exchange Carrier hookup for a 128-Kilobit ISDN line. Long distance service, for which the underlying provider is Sprint, is provided by the Company and billed to the consumer on the local carrier monthly bill or separately, depending upon carrier billing arrangements.

The Company's Carrier Sales Division works with the Videophone Sales Division to resell ISDN service to support 128-Kilobit and greater ISDN videophone calls. The Carrier Sales Division sells both international and domestic service for ISDN ordinary analog telephone service. Both the Carrier Sales Division and the Videophone Sales Division have been created recently (as of March 2000) for the purposes of tying together all aspects of the Company's product and service sales plan. The Company is also a reseller for US Wats, Inc. long distance service on a special website uniquely designed for verifiable customer authorization for carrier designation. US Wats provides highly competitive domestic and international tariffs on a direct-to-consumer basis, with reseller commissions forwarded automatically to the Company.

The Company believes that videocalling services will become one of the fastest growing areas of the telecommunications industry. Despite its early promise, videocalling has lagged major telecom products such as fax and cellular telephone service, largely because of a) the cost of equipment; b) the absence of a unified ISDN (or IP) setup mechanism; and c) the availability of adequate origination and termination points. Talk Visual believes that it has remedied a) with the newly available TV225 videophone; that in conjunction with the local exchange carriers and outside ISDN service agencies the ordering and facilitation of ISDN lines is now a routine and simple matter; and because of the low price of the TV225 videophone, the Company will be able to offer businesses and consumers a broad range of originating and terminating points for convenient videocalls.

According to the Gartner Group, a respected telecommunications research company, "the videoconferencing market is growing at 48 percent a year from a base of 1.1 billion dollars in 1995." Another industry research company, Forward Concepts, projects a 40% annualized growth rate from over $1 billion in 1996 to over $5 billion by 2001. IDC sees the business market for videoconferencing systems climbing to 600,000 systems in 2001. In contrast, they see the heretofore non-existent consumer market also reaching a quarter-million units in 2001, but blossoming to 5.4 million systems in 2005. Finally, another research firm, Frost and Sullivan, predicts staggering growth of videoconferencing sales to $35 billion by 2002.

This prediction for 2002 is exactly equivalent to the industry forecasts for wireless subscriber growth.

Talk Visual Corporation believes that it has positioned itself to participate in this projected growth by providing equipment, services and especially retail locations for the processing of videocalls and other closely related "communications" products and services.

The Company was organized as a Florida corporation in 1998 and merged with Talk Visual Corporation (formerly Legacy Software, Inc.), a Delaware corporation, pursuant to a merger agreement in 1999. As part of the merger, the Company became a Nevada corporation. The Company introduced its videocalling services, cellular telephone and pager sales products in early 1999 with the launch of its first corporate retail locations. The Company's principal office is located at 3550 Biscayne Boulevard, Suite 704, Miami, Florida 33137 and its telephone number is (305) 572-0575.

                             DESCRIPTION OF BUSINESS

Retail Operations and Sales Division
------------------------------------

The Company introduced its first retail stores in early 1999, and was offering connectivity in its fourteen Company-owned locations by July 1999. Through its current partnerships with approximately thirty additional locations, and with four hundred Sprint-enabled locations, the Company can offer service in most major cities on the planet. As the Company recently transitioned from a development stage company, the revenue from retail sales of products and services is negligible at this time.

The Company sells the following items out of its retail stores:

 o  Telephone   calls   ("call-shop   services")
 o  Videocalls   (domestic   and international)
 o  Prepaid phone cards and prepaid residential services
 o  Cellular phones,   pagers,  and  related  accessories
 o  High-speed  Internet  services, including free email
 o  Sale and distribution of videotelephones and equipment

By the end of the year 2000, the Company plans to have presence in over 150 U.S. Metropolitan Service Areas (MSA's), which cover more than 70% of the U.S. population and all major markets in Canada. The Company anticipates being the leading videocalling provider for small business and consumer videocalling services, and believes it is currently the lowest-cost provider in the United States and abroad. The Company purchases low-cost minutes from Sprint and other carriers, and resells them to its customers and partner retailers.

The Company has arranged with a variety of domestic and international carriers to carry its voice traffic from key populous cities to South American, Caribbean, Asian, African and European destinations. Calls are routed and rated using outside-vendor software, deployed in each retail store location. A typical average margin of 40% is retained by the Company for international calls.

The Company purchases its prepaid phone cards from a variety of vendors, and offers its retail clients a range of pricing with "best per-minute values" varying from week to week and month to month, depending upon vendor arrangements. Prepaid phone cards produce a 30% average margin for the Company.

The Company has not launched its prepaid residential services, but has acquired switching equipment to deliver this service in New York, Los Angeles and Miami. The service is anticipated to be launched during the third quarter of 2000.

Cellular telephones and cellular services are provided to the Company by Voicestream/Omnipoint, AT&T Wireless Services, and Sprint PCS. The Company makes net margins on service implementation of between $100 and $150 per instrument sold. At this time, the Company does not enjoy any residual payments from these carriers. Accessories for cellular telephones are a high-margin item (typically over 300%), and the Company promotes its accessories sales whenever cellular phones are sold.

Pagers are provided to the Company by Nixxo, Motorola and Philips. Price points enjoyed by the Company allow retail margins of 10% to 50%, depending upon the service plan and product. The Company believes that its pager sales programs will provide a meaningful contribution to carrying expenses. Accessories are purchased from a range of vendors, largely based on price, quality and the cellular telephones most popular within the retail area.

Integrated Digital Services Network, or "ISDN", is made up of two channels of digital signals sent over standard copper telephone lines. Because it is a digital signal, it can achieve information transfer rates of up to five times faster than standard analog lines which carry regular telephone calls. The Company's ISDN-based network permits a partner retailer to launch calls from the partner's location to the Company's switching platform, via the domestic Sprint network. Calls are launched using either credit-card validation systems over the ISDN network, or via the partnering retailer's locally-provided ISDN lines. All partner retailers' ISDN local lines have long-distance service provided by the Company, which resells/rebills Sprint ISDN service. A subscribing partner retailer establishes an account with the Company by assigning to the Company a Letter of Authorization, allowing the Company to order local and long distance ISDN service in the partner's name. Fees are paid by the partner retailers to the local exchange carrier for one-time installation and network connection fees, and for ongoing monthly service rates. A wide range of national service plans, provided by the local exchange carriers, offers monthly costs ranging from $30 to $90, with the more costly plans including local exchange "free" minutes. The Company "PICs" (Preassigned Interexchange Carrier assignment) the ISDN phone numbers to its own account, and receives from Sprint a bill representing the monthly long-distance traffic by individual account. Accounts are viewed on-line on a daily basis by the Company's carrier accounting department, and any calls made from the individual ISDN-based phones are billed directly to the partner retailer. The billing method is simple and effective: the retailer must have on-file with the Company a valid and current credit card, which is charged for all calls on a daily basis. Charges are based on pre-determined routings and ratings, which are made known to the retailer's customers by literature at the ISDN videophone site. The retailer charges the customer for all call minutes at the time of call termination, and collects cash, credit card or other payment methodology; these methodologies are transparent to the Company, which bills the partner retailer's credit card for the appropriate call charges less the retained retailer's portion. This retained portion typically represents about 25% of the final videocall fee. Typical calls are an average of twenty-two (22) minutes long, and typical fees are $1.00 per minute for domestic videocalls. The retailer, therefore, will normally keep $5.50 for each call. While experience is limited, the Company's current research indicates that five calls per day are the likely complement, subject to local advertising, demographics and location. This would represent approximately $650 per month in revenue to the retailer, of which a median amount of $60 would be direct and indirect costs. It is estimated that most retailers will retain a net income of about $600 monthly.

The service is currently being rolled out in the United States. The Company will provide a minimum of 1,000 retailers who are members of the Postal Business Express Center association (USXP - Universal Express) with low-cost or zero-cost videophones in order to create the network end-points for the origination and termination of videocalls.

The Company is in the process of building retail locations of its own in key major cities. Retail stores are being opened in several business locations and expatriate communities in New York City (in the boroughs of Manhattan and Queens), in towns on the New York/New Jersey border (greater New York area), Miami, Chicago, Denver, Los Angeles and San Francisco. Correlated retail locations are under investigation in the most populous cities of Colombia, Guatemala, Honduras, the Dominican Republic, and Mexico. Some of these retail locations will be partnership locations. In addition to these locations, the Company has entered into an agreement with Skynet Corporation, an international package delivery service with over 300 locations in major cities worldwide, to set up 200 of its locations with videophone services under a revenue sharing agreement.

Videophone Sales Division
-------------------------

The Company has begun providing videophone sales in response to the industry's need for low-cost videophone instruments. The Company's videophone sales division has committed to Motion Media, of Bristol, UK to sell a total of 10,000 of its TV225 videophone units, custom designed for Talk Visual Corporation. In order to implement sales programs, the Company is hiring two teams of eight sales and sales support personnel to implement the investigatory program focused on videophone sales in Miami, FL. Subscribers to the videophone program will a) purchase a videophone for $1396, based on a downpayment of $100 and 36 monthly payments of $36; b) purchase installation of facilities for and monthly ISDN service from the local exchange carrier, arranged for by the Company; and c) purchase for $200 the required Network Interface device (NT-1) to connect the videophone to the local network. Purchasers may opt to purchase the videophone outright for $1599, with an additional NT-1 purchase, if needed.

Videophone purchasers are connected to the local exchange carrier through the efforts of the Carrier Sales Division. The Carrier Sales Division receives orders from the Videophone Sales Division, implements the service, and follows up with customers to offer them other long distance and local telecommunications service products. The Company believes that the consumers and both small and larger businesses will appreciate the convenient size and performance of the TV225. In addition, local exchange subscribers are able to have any "regular" telephone service line upgraded to ISDN service for a modest charge. The new ISDN line allows both "regular" telephone services - phone calls, fax calls - and permits as well high-speed Internet connection to the subscriber's Internet Service Provider (ISP), along with providing for connectivity to service videocalls. Long distance ISDN services will be provided by Sprint and other carriers.

The Company believes that its sales efforts in Miami can be expanded city by city into every major American business and population center. The combination of a) a quality, low-cost videophone; b) "wrapped" service for the arranging of ISDN line installation; c) videophone availability in local retail partnership operations; d) the existing "legacy" ISDN-based equipment in tens of thousands of businesses; and e) the presence of videophones in high-visibility areas such as airport lounges, will create a vibrant market for videophone carrier sales and videophone instrument sales.

ENGINEERING, RESEARCH AND DEVELOPMENT
-------------------------------------

Talk Visual Corporation believes that its future success will depend in large part on its ability to enhance existing services and develop new services in response to changing market, consumer or technological developments in the video-telecommunications areas. An important factor in the future success of the Company's videophone sales and service offerings will be the Company's ability to provide, at competitive prices, more functionality and features than those which might become typically available in other competitive offerings. While the Company does not know of any other entities currently providing truly competitive services, it does believe that such competition will arise in the future.

The Company is developing proprietary methodologies to route, rate and service videocalls. Calls being launched from Company partnership locations in, for example, Trans World Airlines "Ambassadors Club" lounges, will go through the local exchange carrier to a platform at the Company's headquarters. Specialized ISDN-based T-1 circuits will route and rate the outbound call to other videocall equipment anywhere in the world. The calling customer will pay for the call using a standard credit card, the information for which is entered at the time of the call.

The Company believes that providing a platform for centralization of videocalling is a key element in its future growth. The platform allows callers to access a vast menu of available sites to call - both private and business sites - in addition to the Company's locations. Callers may access a complete menu of choices in order to make reservations with a live operator on-line, place a videocall, or receive information from news or entertainment sources.

These technologies are currently under development at the research level. The Company anticipates making them available to the general public by the middle of year 2000.

The Company believes that two key wireless technologies will assist in its effective delivery of services: a) the linking of physical locations, whether retail operations or switching locations, by wireless services generally in the unregulated 2.4 gigahertz range, to key points-of-presence for carriers - specifically to avoid the costs associated with "IP-T-1" facilities traditionally deployed by the local exchange carriers, and the major long-distance carriers, for prices in excess of $1,000 monthly carrying fees; and b) the development of "local area" wireless video-telephony to enable a wireless mobile "cart" or "unit" to move around in hospital, nursing home and hotel environments. The Company is developing both these technologies, in both the ISDN and IP transmission realms, and anticipates trial deployment before the end of year 2000.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's sales strategy is to establish and maintain long-term relationships with its consumer and business customers, and to leverage relationships with major corporations in order to rapidly expand its presence and reach. The Company utilizes a consultative sales process to understand and define customer needs, and determine how those needs can be addressed by the Company's services. Talk Visual seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle varies for different services and products, and the development of key large corporate relationships can be up to 12 months for the Company's Carrier and Videophone Sales Divisions.

The Company's sales force consists of sales representatives who generally have significant experience in either retail and/or telecommunications sales, either as former employees of wireline or wireless carriers or in selling products and services to businesses and/or within a quality retail environment. The Company typically assigns each business sales representative to a well-defined group of business prospects in order to support the development and maintenance of long-term strategic customer relationships. The sales representative are supported by product specific account and service managers within the sales teams and who assist in the management of the accounts on a daily basis after the completion of the initial sale. At this time, the Company's sales representatives are located at the Company headquarters in Miami, Florida; however, the Company intends to roll out its Miami-based sales programs into strategic cities in major geographic regions.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry shows, advertising and public relations. Because the Company's business and retail consumer groups are diverse, the Company seeks to gain wide exposure through selected promotions and advertising on a highly targeted basis.

CUSTOMERS
---------

The Company provides its services to small and large business users of video-telephony through its Videophone Sales Division; to expatriate populations seeking to contact their business associates, friends and family abroad through the various Company and partnership retail outlets as mediated by the Retail Operations and Sales Division; and to partners themselves through specialized team members who are integrated into the other sales and support divisions. The Company believes that a close integration and inter-penetration of sales, marketing and support personnel helps to create the cross-communication necessary for a vibrant, multi-purpose sales effort.

For the year ended December 31, 1999, the Company's sales totaled $1,165,988, which was composed of $1,075,482 from real estate operations and $90,506 from telecommunication products and services.

COMPETITION
-----------

The market for videocalling services is competitive on the equipment side, and just beginning to develop on the carrier, support and product development/features side. A number of companies currently offer one or more of the services provided by the Company, but generally only in the area of hardware. In some instances, for example, in the case of Polycom and PictureTel, the Company acts as a reseller of equipment purchased through a major dealer such as Sprint. At this time, the Company does not know of any other providers who bring together the various disparate elements of the video-services sales process - from retail operations, to hardware, to support of installation and long-distance services.

The Company believes that the principal competitive factors in the video-telephony industry include the ability to identify and respond to customer needs, quality and breadth of service offerings, price and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors out of its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.

GOVERNMENT REGULATION
---------------------

The Federal Communications Commission (FCC), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of radio spectrum, including entry, exit, rates and terms of operation. The Company presently neither operates any facilities utilizing regulated frequencies nor has any facilities-based services involving interstate communications. However, the Company has applied for and has been granted a "Section 214" license from the FCC, which allows the Company to resell international long-distance services. This license will continue to be maintained by the Company, along with the reporting requirements pursuant thereto.

The Company recognizes that the long-distance and local exchange carriers that underlie the Company's services are regulated at both the federal and state levels. Such regulation may decrease the growth of the videocalling industry, affect the development of key markets, and limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services, or otherwise have a material adverse effect on the Company's business and results of operation.

REAL ESTATE OPERATIONS
----------------------

As more fully described below under "Facilities," the Company owns and operates two real estate properties. One is located in Sacramento, California and the other is in Toronto, Ontario, Canada. Both properties are leased to commercial tenants and are held by the subsidiaries of the Company.

EMPLOYEES
---------

As of December 31, 1999, the Company had a total of 22 full-time employees and 2 part-time employees. The Company's employees are not covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that its relationships with its employees is good.

ITEM 2 - FACILITIES

The Company leases space at 2 retail locations, and at its principal headquarters in Miami, Florida. The Miami location serves as the core sales, support and marketing facility headquarters for the Company's executive, engineering, sales, human resources and finance personnel. The following is a listing of the Company's significant leased facilities:

Location                      Square Footage                Expiration Date
--------------------          --------------                ---------------

Miami, Florida - Headquarters      3,143                       June 30, 2002

Miami, Florida - Retail store      1,890                   December 31, 2001

Boston, Massachusetts - store      1,030                   December 31, 2001


The Company, through its subsidiaries, also owns two commercial real estate properties. The Company acquired a 119,100 square foot, two story, strip center retail and office complex located in Sacramento, California with the acquisition of Sacramento Results, Inc. A retail videocalling center has been opened in a

515 square foot space. On February 24, 1999, the Company acquired a 22,662 square foot property in Toronto, Canada, which contains commercial rental tenants.

The Sacramento property has an occupancy rate of 82.2% and is composed of 50.46% office rental and 49.54% retail stores. Two of the twenty six tenants occupy more than ten percent of the rentable square footage; one is the U. S. Post Office and the other operates a bingo hall. The average effective annual rental per square foot for the entire property is $9.88. All existing leases, excluding renewal provisions and the U. S. Post office, will expire within the next ten years. Management believes that the property is stable and the current occupancy rate will be maintained or improved.

For federal tax purposes, the basis in the property is the acquisition price paid by Sacramento Results, Inc., the subsidiary in which the property is held. The property is being depreciated over 39 years under the straight line method. Real estate taxes for 1999 totaled $55,696.

This property is encumbered by five loans as follows:

Mortgage note, secured by a first lien on the land and building, including a deed of trust on rents and fixtures; bearing interest at 12%, payable monthly with the entire principal due January, 2004. The current balance on this mortgage is $3,840,000.

12.5% Mortgage note, secured by a second lien on the land and building, including a deed of trust on rents and a lien on specified equipment; disbursed to a maximum funding of $500,000 based upon completion of certain leasehold improvements and delivery of specified equipment; payable in monthly installments of principal and interest for 60 months; undisbursed funds at December 31, 1999 totaled $350,000. The balance on the mortgage is $124,912, at December 31, 1999.

Convertible discounted loan note, secured by an unrecorded lien on the Sacramento land and building, with imputed interest at the rate of 9.4%, interest payable monthly, principal balance due November 2001, net of unamortized discount of $108,900. The balance on this loan at December 31, 1999 is $386,100.

A non-interest bearing obligation of $1,000,000 to the seller of the property. This note was renegotiated and partially paid down on February 19, 1999. Under the renegotiated note, the Company paid $457,000. The renegotiated note is secured by a subordinated position on the land and building to existing mortgages and collateralized by 200,000 shares of the Company's common stock. During the first quarter of 2000, the holder of the note signed a settlement agreement in which it accepted a cash payment of $450,000 and 100,000 shares of common stock in full payment of this obligation. Balance due as of December 31, 1999 is $893,000.

A 9% Mortgage note, secured by a lien on the land and building, with a maximum funding of $1,000,000 due September 1, 2000. Interest is payable monthly. The balance at December 31, 1999 is $500,000.

The Toronto, Ontario, Canada property has an occupancy rate of 79.07% which represents three tenants out of the four units available. All tenants are retail stores on street level. The average effective annual rental for 1999 is $8.51 per square foot. All existing leases will expire within the next ten years, however management is confident that the property will maintain or improve upon its current occupancy level.

The property is located in Canada and subject to Canadian tax law. Real estate taxes for the year ended December 31, 1999 totaled $47,406.

This property is encumbered by a 7.05% Mortgage note, secured by the land and building and matures February 1, 2002. The mortgage is payable in monthly installments of $8,000, including principal and interest. The mortgage is payable in Canadian dollars. The balance on December 31, 1999 in US dollars is $964,089.

The property was pledged by the seller as collateral on an unrelated bank debt of the seller in the amount of $621,000. The seller has provided a personal guarantee and indemnity until the pledge is discharged. The seller is in the process of having the pledge discharged.

Management believes it carries sufficient and adequate insurance on all properties.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board market under the symbol TVCP. Prior to May 14, 1996, there was no public trading market for the Common Stock. After the Company began public trading on May 14, 1996, and until April 7, 1999, the Common Stock was quoted on the Nasdaq SmallCap Market(SM) under the symbol LGCY, from May 14, 1996 through February 28, 1999 and under the symbol TVCP from March 1, 1999 through April 7, 1999. The following table sets forth the range of high and low closing bid prices for each period indicated as reported by the National Quotation Bureau, LLC:

Price Range for Common Stock
----------------------------

CALENDAR YEAR 1999                   High                Low
                                    ------             ------
   First Quarter                    $4.125             $3.625
   Second Quarter                    3.500              0.460
   Third Quarter                     0.570              0.120
   Fourth Quarter                    0.910              0.057

CALENDAR YEAR 1998                   High                Low
                                    ------             ------
   First Quarter                    $3.75              $1.125
   Second Quarter                    3.375              0.3125
   Third Quarter                     1.78125            0.9375
   Fourth Quarter                    4.00               0.8125



Market prices have been adjusted for the 1:3 reverse split of the Company's Common Stock on September 6, 1998. The quotations noted above, with respect to transactions on the OTC Bulletin Board, represent prices between dealers and do not include retail markups, markdowns or commissions.

HOLDERS
-------

         As of March 27, 2000, there were 38,413,261 shares of Common Stock outstanding, representing approximately 9200 beneficial holders.

TRANSFER AGENT AND REGISTRAR
----------------------------

         The Nevada Agency and Trust Company, Suite 880 Valley Bank Plaza, 50 West Liberty, Reno, NV 89501, is the Transfer Agent and Registrar for the Common Stock.

DIVIDENDS
---------

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

         In connection with the acquisition of real estate on February 24, 1999, the Company issued 975,000 shares of 1999 Class A Convertible Preferred stock, $.001 par value, paying a dividend of $0.095 per share per annum. The Company paid a total of $69,469 in dividends on the Class A Convertible Preferred stock during 1999.

Sales of Unregistered Securities.
--------------------------------

     The Company has issued and sold unregistered securities that have not been previously reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution. All the issued securities were restricted securities under Rule 144, or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

On October 26, 1999, the Company issued 200,000 shares of common stock to a consultant for services in representing the Company to the investing community. The shares were issued at a value of $0.0625 for a total value of $12,500. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On November 4, 1999, the Company satisfied its obligation to a foreign based corporation in which the Chairman of the Company is a 33% shareholder, for open invoices in the amount of $130,000, representing consulting and management services provided by the Chairman, with the issuance of 1,698,014 shares. The value on the date of issue was $.0766 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On November 17, 1999, the Company issued 100,000 shares of common stock to a consultant for services in representing the Company to the investing public via the internet. The shares were issued at $0.7031 for a total value of $70,310. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 23, 1999, the Company issued 18,000 shares to employees and associates as additional compensation. These shares were valued at $0.4688 per share, for a total expense of $8,438. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 30, 1999, the Company issued 150,500 shares in satisfaction of consulting contract obligations to three consultants for marketing, business acquisition and computer programming services. Issue prices ranged from $0.4062 to $0.4688 per share for a total expense of $70,523. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Conversion of 1999 Series-A Convertible Preferred Stock
-------------------------------------------------------

On December 1, 1999, the holder of the 975,000 1999 Series-A Convertible Preferred stock, originally issued in connection with the acquisition of the Toronto property, notified the Company of its intention to convert the Preferred stock to common stock under the terms of the conversion privilege contained in the Certificate of Designation. The formula outlined in the Certificate of Designation, called for the conversion to be based on the lesser of (x) $3.25 per share or (y) the average of the lowest three day closing bid prices for the Common Stock as reported by the NASDAQ SmallCap Market or such other national securities exchange or quotation system during the 25 trading days prior to the conversion date. The arithmetic average yields $0.0583 per share, for a total issue obligation of 16,714,381 shares. At December 31, 1999, none of the shares had been converted. The Company has been advised that the Preferred shareholder will convert the shares over the next thirty six months. The holder of the Preferred shares has agreed on all conversions after the first 3,348,500 shares to re-invest, within the thirty-six month period, $1.00 per converted share, for a total investment to the Company of $13,365,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company was organized as Legacy Software, Inc. ("Legacy") in California in 1989, as a successor to a partnership formed in 1986 and was reincorporated in Delaware in March, 1996, then reincorporated in Nevada in 1999. The Company completed an initial public offering of 1,150,000 shares of its common stock, par value $.001 per share ("Common Stock"), in May of 1996. In September of 1998, the Company effected a one for three (1:3) reverse split of the Common Stock. From its inception until October, 1998, Legacy primarily developed and sold educational entertainment software. On September 14, 1998, a merger (the "Merger") was announced between Videocall International Corporation ("Videocall") and Legacy. Videocall was a development stage company incorporated in Florida in February, 1998, headquartered in Cambridge Massachusetts, to provide videocalling and related telecommunication services to businesses and consumers. Following the announcement of the proposed Merger, the key officers of Videocall were elected as officers of Legacy and open positions on the Board of Directors were filled by Directors of Videocall, thus creating common control of the two companies. By December 31, 1998, Legacy had ceased developing and marketing software products and began focusing on the business activities of Videocall. On March 1, 1999, Legacy's name was changed to Talk Visual Corporation ("Talk Visual"). The stock-for-stock transaction, in accordance with the terms of the Merger, was approved by the stockholders of both companies June 15, 1999, after which Videocall was merged into Talk Visual, with Talk Visual (the "Company") being the survivor. In addition, the stockholders approved increasing the authorized common shares to 100,000,000 and the authorized preferred shares to 25,000,000.

The Merger has been accounted for as a reverse acquisition. As a result of the change in control and change in business activity in 1998, the Merger is considered to have occurred by December 31, 1998 and accordingly, all references are to the activities of Videocall.

On August 30, 1999, the Company moved its headquarters from Cambridge, Massachusetts to Miami, Florida.

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company launched its videocalling services through its wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. On September 2, 1999, the Company announced the successful transmission of full-motion, superior quality videocalls over the internet from the Company's Sacramento, California location to the Miami, Florida location.

In conjunction with Film World, Inc. and producers John Daly (Platoon, The Last Emperor, Terminator) and Menahem Golan (Cobra Delta Force, Runaway Train, Missing in Action), the Company initiated Global Visual Casting on November 2, 1999. This service permits aspiring actors and actresses around the globe to conduct live videocall auditions with Film World's casting directors in Hollywood.

In December, 1999, the Company announced a joint venture with Universal Express with access to over 7,000 potential sites for installation of videoconferencing equipment. The Company designed and is currently offering an attractive, low-cost turnkey package for those retail locations to join the videocalling network. Also in December, the Company initiated its internet sales operation, Beeperforabuck.com to commence selling pagers at a low cost over the world wide web.

Through a recently signed contract with an original equipment manufacturer, Motion Media, Ltd., the Company now offers a desktop based videoconferencing telephone at a reasonable price. The Company views this unit as the next step in deploying video telephony to the mass market.

In October of 1998, Videocall acquired the stock of Sacramento Results, Inc. ("SRI"), a California corporation. SRI's primary asset consists of a 119,100 square foot, two story, strip center retail and office complex located in Sacramento, California. In February, 1999, the Company formed a Canadian subsidiary to acquire a 22,662 square foot property in Toronto, Canada, which contains commercial retail rental tenants. Both properties currently represent the primary source of the Company's gross receipts.

The Company plans expansion through an aggressive program of acquisition, opening new retail sites, forming joint ventures with other telecom providers and expanding the telecom product offerings in all physical and internet retail sites.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1999, compared to Fiscal Year Ended December 31, 1998

The Company's predecessor, Videocall, was in development stage during all of 1998 and until August 24, 1999. Therefore, revenue from operations only commenced in the fourth quarter of 1999.

Sales of $8,147 in services and $79,393 in equipment represent the commencement of the Company's core business activity - that of selling videocalling and telephony service and equipment. The majority of the equipment sales were to joint venture partners, some of which share common management with the Company and therefore are considered related parties.

The initial investment in real estate property occurred in October of 1998. The increase in real estate revenues of $846,355 results from a full year of ownership of the Sacramento property and the addition in February 1999 of the Toronto property. The Toronto property is 20% of the revenue and the Sacramento property is 80% of rental receipts.

Software development costs incurred prior to the Merger totaled $1,487,018 and accumulated amortization prior to the current year aggregated $1,105,325 for a net asset value of $381,693. Management has reviewed the value of the development costs and determined that it was necessary to reduce the value by $206,694 to reflect the net realizable value of the asset. The Company currently has a contract for sale of the software asset for the amount of the adjusted net realizable value.

Telecommunication and retail operation expenses represent the costs of initial store openings and operating expenses for the retail stores. The major elements of the total expense of $442,710 are comprised of the following:

      Advertising                    $ 64,956
      Rents                            22,704
      Tech Support                    104,539
      Store Salaries                  150,064
      Telecom costs                    46,933
      Supplies, Utilities, Misc.       53,514
                                      -------
              Total                  $442,710
                                      =======

Research and development costs decreased $197,609, from $270,376 in 1998 to $72,767 in 1999. This decrease represented the reduction in expenditures as a result of completion of the development of the web based reservation system for videocalling and the software for retail store operations.

Real estate operations expense for the year ended December 31, 1998, included a one time charge to bad debt for $150,959. This amount was for funds transferred by the seller of the Sacramento property to it's related entities that were never repaid. Actual general and administrative costs for the rental operations totaled $50,774 for the short period of ownership in 1998 and $292,610 for both properties for the year ended December 31, 1999.

General, administrative and marketing expenses are comprised of the following


                                                  1999         1998
                                                 ------       ------
          Salaries and benefits               $  719,943     $260,391
          Travel                                 295,286       85,219
          Office, computer and maintenance       372,927       90,140
          Rents, licenses and other expenses     304,344       66,642
          Consultants                          1,652,453       48,827
          Legal and other professional         1,178,418      205,260
          Marketing and public relations         459,782       51,607
                                               ---------      -------
                     Total                    $4,983,153     $808,086
                                               =========      =======


Of the total $4,983,153 expense in 1999, $2,441,568 was paid in common stock; actual cash payments totaled $2,541,585. For the year ended December 31, 1998, of the total expense of $808,086, $223,000 was paid in common stock and the balance of $585,086 was paid in cash. Consultants, legal and other professional expenses totaling $2,830,871 for the year ended December 31, 1999, included $2,296,629 paid in common stock, leaving actual cash payments to those professionals in the amount of $534,242. Management anticipates that the majority of these expenses are one time, as they result from identifying, developing and cultivating business relations for deployment of the videocalling network and with respect to the legal expense, resolution of issues arising from the Merger and deployment of videocalling services.

Interest expense of $663,964 for the year ended December 31, 1999, increased over the year ended December 31, 1998 in the amount of $557,196, primarily from the full year ownership of the Sacramento and Ontario properties in 1999.

Dividends paid on the Preferred stock in 1999 result from the issuance of the Series 1999-A Convertible Preferred stock for the acquisition of the Toronto property. On December 1, 1999, the holder of the Preferred stock notified the Company of its intention to convert the Preferred stock to common stock under the terms of the conversion privilege contained in the Certificate of Designation of the Series 1999-A Convertible Preferred Stock issue. No further dividends will be due as a result of the election to convert.

     As of December 31, 1999, the Company had federal and state net operating loss carry-forwards of approximately $12,215,000 and $6,552,000, respectively, available to offset taxable income through the year 2019. The Company's net deferred tax assets consisted primarily of net operating losses. The Company has established a valuation allowance equal to the net deferred tax asset for each period, as the Company could not conclude, based upon prior recurring operating losses, that it was more likely than not that the Company will generate sufficient taxable income before 2013 to utilize all of the Company's deferred tax assets.

Year 2000 Compliance

The Company did not encounter any disruptions in service as a result of Year 2000 computer programming. The Company did not separately identify costs incurred in connection with its Year 2000 compliance activities as such costs were not significant because they generally have been incurred in the normal course of internally modifying and updating the Company's software programs. Future expenditures are not expected to be significant and will be funded out of operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $287,156 of cash and cash equivalents on hand. The Company will require additional cash to finance continuing revenue growth, new product introduction and acquisitions.

Net cash outflows from operating activities for the year ended December 31, 1999 was $2,315,093 and $839,511 for the year ended December 31, 1998. The increase in net outflows results from the Company operations extending the entire year versus part of the year in 1998. The total net cash outflow of $2,315,093 for 1999, was comprised primarily of the net loss from operations of $5,954,719 adjusted for non-cash items in the amount of $3,093,871, an increase in inventory and other receivables totaling $151,923 offset by a decrease in accounts receivable of $27,785, a decrease in other current assets of $81,740 and an increase in accounts payable and other current liabilities totaling $588,153.

Cash inflows from investing activities of $294,989 for the year ended December 31, 1999, resulted primarily from the inclusion of net assets acquired as a result of the Merger. Purchases of equipment and leasehold improvements aggregated $1,275,724 in the year ended December 31, 1999 and $125,138 in the year ended December 31, 1998. In the year ended December 31, 1999, an increase in the advances to related parties accounted for the use of $589,366 of investing cash flows.

Net cash provided by financing activities was $1,928,602 in 1999 and $1,743,041 in 1998. These funds were achieved by new debt of $1,054,568 in 1999 and $608,493 in 1998; proceeds from private placements of common stock of $1,000,000 in 1999 and $1,172,709 in 1998 and collection of prior year subscriptions of $688,931 in 1999, offset by payments on debt and payment of loan fees totaling $745,428 in 1999 and $38,161 in 1998 and cash dividend payments on preferred stock of $69,469.

RISK FACTORS

As of December 31, 1999, the Company has never achieved operating profits. The Company is dependent on revenues from the real estate operations, investor stock subscriptions, short term and long term borrowings and retail videocalling and telecommunication product sales for working capital needs, until the business operations generate sufficient cash flow to fund the Company. There is no assurance of profitability - because the Company, prior to August 24, 1999, was a developmental company, there can be no assurance that the Company will achieve profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis.

During the first quarter of 2000 the Company has collected $1,908,790 of its stock subscriptions receivable. It is anticipated that the remaining $1,061,976 will be collected during the second quarter of 2000. Additionally, the Company has collected $1,053,500 in option exercise payments and $446,900 due from shareholder. The Chairman of the Company has made a guarantee to fund and/or obtain funding to meet the obligations and working capital needs of the Company. In addition, the Company anticipates receiving $13,365,000 from the holder of the Convertible Preferred stock over the next thirty six months as the preferred is converted to common stock.

Management anticipates that the available funds are sufficient to meet the needs for working capital and capital expenditures in the near term. The Company may need to raise additional funds for the pursuit of additional acquisitions, for the undertaking of new product developments or if the Company experiences operating losses that exceed expectations. If the Company raises additional funds through the issuance of equity, or equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock and the Company's stockholders may experience additional dilution. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

Effective March 30, 2000, the Company has entered into a one year placement agreement with a prominent investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000. Under the terms of the agreement, the Company is required to file a registration statement with the Securities and Exchange Commission covering the common stock to be issued. The issue price of the stock will be based upon an average price for a period of 22 consecutive trading days preceding the date of funding.

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

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                   Contents

Report of Independent Auditors.........................................      23
Consolidated Balance Sheets............................................   24-25
Consolidated Statements of Operations..................................      26
Consolidated Statements of Shareholders' Equity........................   27-28
Consolidated Statements of Cash Flows..................................   29-30
Notes to Consolidated Financial Statements.............................   31-47

              Report of Independent Auditors

To the Stockholders of
Talk Visual Corporation
Miami, Florida

We have audited the accompanying consolidated balance sheet of Talk Visual Corporation as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talk Visual Corporation at December 31,1999, and the results of its operations and its cash flows for each of the two years ended in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As more fully described in Note 2 to the financial statements, there are certain liquidity matters concerning the Company. Management's plans with regard to these liquidity matters are discussed in Note 2.

/s/Mayer Rispler & Company,P.C.
-------------------------------
Mayer Rispler & Company, P.C.
Brooklyn, New York
March 30, 2000

                          TALK VISUAL CORPORATION


                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $   287,156
   Accounts receivable, net of allowances
    for doubtful accounts of $3,017                                   46,031
   Inventory                                                          25,853
   Other receivables                                                 530,319
   Stock subscriptions receivable                                  1,908,790
   Marketable securities                                             180,043
   Other current assets                                               56,172
                                                                  ----------
   Total current assets                                          $ 3,034,364

PROPERTY AND EQUIPMENT, net                                       11,477,805

ADVANCES TO RELATED ENTITIES                                         675,102

OTHER ASSETS                                                         451,118
                                                                  ----------
   TOTAL                                                         $15,638,389
                                                                  ==========

                  See notes to consolidated financial statements.

                             TALK VISUAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                                           $ 1,571,634
    Accounts payable                                                 918,780
    Accrued expenses                                                 248,824
    Other current liabilities                                         52,828
                                                                  ----------
    Total current liabilities                                      2,792,066


LONG-TERM DEBT, net of current portion                             5,372,001
                                                                   ---------
   TOTAL LIABILITIES                                               8,164,067
                                                                   ---------

COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDERS' EQUITY
   Series A Convertible  redeemable preferred stock -
     liquidation value $1 per share, par
     value $.001 per share, 25,000,000 shares
     authorized; 975,000 issued and outstanding                          975

   Common Stock, par value $.001 per share,
     100,000,000 shares authorized; 32,060,978 shares
          issued and outstanding                                      32,061
   Common stock subscribed                                             4,241
   Additional paid in capital                                     16,409,119
   Accumulated deficit                                            (7,221,561)
   Accumulated other comprehensive loss                             (688,537)
   Stock subscriptions receivable                                 (1,061,976)
                                                                  ----------
   Total Stockholders' Equity                                      7,474,322
                                                                  ----------
       TOTAL                                                     $15,638,389
                                                                  ==========

                 See notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                 1999                1998
                                                 ----                ----
REVENUE

Telecommunication Services and

   Product sales                              $    8,147         $     --
 Equipment sales, related parties                 79,393               --
 Real Estate revenues                          1,075,482            229,127
 Other income                                      2,966               --
                                              ----------          ---------
Total revenue                                  1,165,988            229,127
                                              ----------          ---------
COSTS AND EXPENSES
 Cost of equipment sales, telecommunication
     and retail operation expenses               442,710               --
 Depreciation and amortization                   299,264             41,982
 Research and development                         72,767            270,376
 Real estate operations                          292,610            201,733
 General, administrative and marketing         4,983,153            808,086
 Write-down of software development
   costs                                         206,694               --
                                              ----------          ---------
Total costs and expenses                       6,297,198          1,322,177
                                              ----------          ---------
LOSS FROM OPERATIONS                          (5,131,210)        (1,093,050)
                                              ----------          ---------
OTHER INCOME (EXPENSE)
  Interest expense                              (663,964)          (106,768)
  Interest income                                  5,915              2,445
  Foreign currency translation loss                 (962)              --
  Adjustment of non-marketable securities
    to fair value                               (164,498)              --
                                              ----------         ----------
                                                (823,509)          (104,323)
 NET LOSS                                    $(5,954,719)       $(1,197,373)

DIVIDEND ON PREFERRED STOCK                  $    69,469        $      --
                                              ----------         ----------

NET LOSS APPLICABLE TO COMMON SHARES         $(6,024,188)       $(1,197,373)
                                              ==========         ==========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED                          $     (0.23)       $     (0.06)
                                              ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                 26,674,262         21,234,818
                                              ==========         ==========

                 See notes to consolidated financial statements

 Talk Visual Corporation
 Consolidated Statements of Stockholders' Equity
 Years Ended December 31, 1999 and 1998
                                                                                                                   Additional
                                                 Preferred Shares            Common Shares        Stock             Paid In
                                                 Shares    Amount         Shares       Amount   Subscribed          Capital
                                                 ------    ------        ------        ------   ----------          -------

Balance January 1, 1998                             --     $  --          885,000   $    885        --          $  7,062,557

Year Ended December 31, 1998:
     Common shares issued in private placement      --        --          472,667        473        --               308,777
     Exercise of warrants                           --        --           19,084         19        --                74,981
     Common shares subscribed                       --        --             --         --           354           2,453,748
     Common shares issued for services              --        --           16,667         17        --               222,983
     Common shares exchanged for debt               --        --             --         --            28              73,172
     Net Loss                                       --        --             --         --          --                 --
     Other comprehensive income - unrealized gain
       (loss) on marketable securities              --        --             --         --          --                 --
     Comprehensive loss                             --        --             --         --          --                 --
     Issued pursuant to Videocall-Talk Visual
       Merger                                       --        --       19,841,400     19,841      25,693            (481,599)
                                                ----------------------------------------------------------------------------
Balance December 31,1998                            --        --       21,234,818     21,235      26,075           9,714,619

Year Ended December 31, 1999:
     Effect Equity transfer of Talk
       Visual-Videocall Merger                      --        --             --         --          --               678,592
     Collections on subscriptions                   --        --             --         --       (25,693)
     Common Shares issued for services              --        --        4,459,642      4,460        --             2,437,108
     Common Shares issued in exchange
       for debt                                     --        --           27,500         28        --               106,535
     Previously subscribed stock,
       issued                                       --        --        2,321,017      2,292        (354)             (1,938)
     Issuance of preferred shares                975,000       975           --         --          --               974,024
     Issuance of stock for prior
       agreement                                    --        --             --           28         (28)              --
     Common shares issued in private
       placement                                    --        --        4,000,000      4,000        --               996,000
     Common shares subscribed                       --        --             --         --         4,241           1,495,759
     Issued to employees                            --        --           18,000         18        --                 8,420
     Net Loss                                       --        --             --         --          --                 --
     Other comprehensive loss - unrealized
       loss on marketable securities
       and currency exchange                        --        --             --         --          --                 --
     Comprehensive loss                             --        --             --         --          --                 --
     Dividends paid on preferred stock              --        --             --         --          --                 --
                                                ----------------------------------------------------------------------------
Balance December 31,1999                         975,000   $   975     32,060,977   $     32,061   $   4,241    $ 16,409,119
                                                ============================================================================

                 See notes to consolidated financial statements

 Talk Visual Corporation
 Consolidated Statement of Stockholders' Equity
 Years Ended December 31, 1999 and 1998

               (continued)

                                                                Accumulated
                                                                   Other               Stock            Total
                                                 Accumulated    Comprehensive        Subscription    Stockholders'  Comprehensive
                                                 Deficit           Loss              Receivable         Equity         Loss
                                                 -----------    ------------         ------------      ----------   ------------

Balance January 1, 1998                        $(6,511,054)   $      --            $    --            $   552,388

Year Ended December 31, 1998:
     Common shares issued in private placement        --             --                 --                309,250
     Exercise of warrants                             --             --                 --                 75,000
     Common shares subscribed                         --             --             (157,000)           2,297,102
     Common shares issued for services                --             --                 --                223,000
     Common shares exchanged for debt                 --             --                 --                 73,200
     Net Loss                                   (1,318,706)          --                 --             (1,318,706)   $ (1,318,706)
     Other comprehensive income -
       unrealized gain
       (loss) on marketable securities                --          207,043               --                207,043         207,043
                                                                                                                      -----------
     Comprehensive loss                               --             --                 --                  --       $ (1,111,663)
                                                                                                                      ===========
     Issued pursuant to Videocall-Talk Visual
       Merger                                    6,632,387           --           (1,589,666)           4,606,656
                                                ------------------------------------------------------------------
Balance December 31,1998                        (1,197,373)       207,043         (1,746,666)           7,024,933

Year Ended December 31, 1999:
     Effect Equity transfer of Talk
       Visual-Videocall Merger                        --             --                 --                678,592
     Collections on subscriptions                     --             --            1,746,666            1,720,973
     Common Shares issued for services                --             --                 --              2,441,568
     Common Shares issued in exchange
       for debt                                       --             --                 --                106,563
     Previously subscribed stock,
       issued                                         --             --                 --                  --
     Issuance of preferred shares                     --             --                 --                974,999
     Issuance of stock for prior
       agreement                                      --             --                 --                  --
     Common shares issued in private
       placement                                      --             --                                 1,000,000
     Common shares subscribed                         --             --           (1,061,976)             438,024
     Issued to employees                              --             --                 --                  8,438

     Net Loss                                   (5,954,719)          --                 --             (5,954,719)     (5,954,719)
     Other comprehensive loss - unrealized
       loss on marketable securities
       and currency exchange                          --         (895,580)              --               (895,580)       (895,580)
                                                                                                                      -----------
     Comprehensive loss                               --             --                 --                    --     $ (6,850,299)
                                                                                                                      ===========
     Dividends paid on preferred stock                --          (69,469)              --                (69,469)
                                                ------------------------------------------------------------------

Balance December 31,1999                       $(7,221,561)   $  (688,537)       $(1,061,976)         $ 7,474,322
                                                ==================================================================

                 See notes to consolidated financial statements

                           TALK VISUAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                  1999           1998
                                                              -----------    -----------
Cash Flows From Operating Activities:

Net Loss                                                      $(5,954,719)   $(1,197,374)

Adjustments to reconcile net
  loss to net cash used
  in operating activities:
  Depreciation and amortization                                   272,491         41,979
  Amortization of product development costs                       206,605           --
  Write down of other investments                                 145,563           --
  Write off of intangibles                                         27,645           --
  Issuance of common stock in exchange for services             2,441,567        223,000

Increase (decrease) in cash from changes in:

   Accounts receivable, net                                        27,785         28,326
   Inventory                                                      (17,603)          --
   Other receivables                                             (134,320)       (98,674)
   Other current assets                                            81,740        (94,160)
   Accounts payable                                               514,893        184,838
   Accrued expenses                                                73,232         43,024
   Other current liabilities                                           28         29,530
                                                              -----------    -----------
      Net Cash from Operating Activities                       (2,315,093)      (839,511)
                                                              -----------    -----------
Cash Flows From Investing Activities:

   Purchase of property and equipment                          (1,275,724)      (125,138)
   Advances - related parties                                    (589,366)          --
   Purchase of subsidiary                                            --         (468,950)
   Assets acquired in merger                                    2,157,842        153,608
   Acquisition or disposition of other assets                       2,237        (85,606)
                                                              -----------    -----------
      Net Cash from Investing Activities                          294,989       (526,086)
                                                              -----------    -----------
Cash Flows from Financing Activities:

   Borrowings on debt                                           1,054,568        608,493
   Payments on Notes Payable and Long Term Debt                  (727,883)        (1,812)
   Proceeds from Private Placements of Common Stock             1,000,000      1,172,709
   Collections on stock subscriptions receivable                  688,931           --
   Cash dividend payments                                         (69,469)          --
   Other                                                          (17,545)       (36,349)
                                                              -----------    -----------
      Net Cash from Financing Activities                        1,928,602      1,743,041
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                  (91,502)       377,444
Cash and cash equivalents at beginning of period                  378,658          1,214
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   287,156    $   378,658
                                                              ===========    ===========

                 See notes to consolidated financial statements

                           TALK VISUAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)



                                                      YEAR ENDED DECEMBER 31,
                                                     -----------------------
Supplemental disclosure of cash flow information:       1999          1998
                                                     ---------     ----------
a. Cash paid during the period for:

       interest                                     $  641,888     $    5,540
                                                     ---------     ----------
       income taxes                                 $      800     $     -0-
                                                     ---------     ----------

b. Noncash investing and financing transactions:
For the year ended December 31, 1999:

     Purchase of Canadian real estate in exchange for 975,000 shares of convertible preferred stock and assumption of a mortgage in the amount of $987,755.

     Issuance of 200,000 shares of common stock in satisfaction of accounts payable in the amount of $81,240.

     Issuance of 55,650 shares of common stock in satisfaction of notes payable in the amount of $129,009.

Videocall International
-----------------------
For the year ended December 31, 1998:

     Issuance of 611,909 shares of common stock for $75,000 in equipment and $66,000 in third party notes receivable.

     Issuance of 2,974,250 shares of common stock for marketable securities with a value of $882,100.

     Issuance of 3,000,000 common shares and a note payable for $1,000,000 for the acquisition of the subsidiary which holds the California real estate.

     Issuance of 212,500 shares of common stock for 212,500 options to purchase marketable securities, valued at $341,998 net of the option exercise price.

Talk Visual Corp. (formerly Legacy Software, Inc.)
--------------------------------------------------
For the year ended December 31, 1998:

         On December 18, 1998, the Company agreed to issue 52,051 shares of common stock in exchange for the contribution of a short term investment with a market value of $104,102.

         In December, 1998, the Company agreed to issue 28,150 shares of common stock for the cancellation of a note payable including accrued interest in the amount of $73,200.

      Sale of assets and assumption of debt by a third party $147,935.

      Reduction of debt by a former co-development partner   $300,000.

                 See notes to consolidated financial statements

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Merger
----------

Talk Visual Corporation, formerly Legacy Software, Inc. ("Legacy") was incorporated in Delaware in 1996 and primarily developed and sold educational entertainment software. Videocall International Corporation ("Videocall") was a development stage company incorporated in Florida in February, 1998, to provide videocalling services to businesses and consumers. Pursuant to an Agreement and Plan of Merger ("Merger"), dated September 14, 1998, a merger was announced between Videocall and Legacy. Subsequently, the key officers of Videocall were elected as directors and officers of Legacy, thus creating common control of the two companies. At December 31, 1998, Legacy had ceased developing and marketing software products and began focusing on the business activities of Videocall. In February, 1999, Legacy's name was changed to Talk Visual Corporation ("Talk Visual"). The stock-for-stock transaction was approved by the stockholders of both companies June 15, 1999, after which Videocall was merged with Talk Visual, with Talk Visual (the "Company") being the survivor.

The Merger has been accounted for as a reverse acquisition. Shareholders of the Company also approved the re-incorporation of the Company in Nevada. Each share of Videocall's common stock was converted into either 3 shares, 1 share and/or options exercisable at $1.00 per share, depending on the shareholder's purchase price of the holdings. In effecting the Merger, the Company was obligated to issue 19,841,400 shares of common stock to the Videocall shareholders, and has granted 15,608,475 three year options for one share of stock each, at an exercise price of $1.00 per share. As a result of the common control and change of business activities, these financial statements reflect the combined operations of both companies for the full 1999 fiscal year, as if the merger had occurred at December 31, 1998.

Business
--------

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company became operational with the launch of its videocalling services through its wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, during 1999, the Company commenced selling other telecommunications services and equipment through its retail outlets and over the internet. The Company also owns and operates, through its wholly owned subsidiary, Sacramento Results, Inc., a commercial property located in Sacramento, California and through its wholly owned subsidiary, The Ontario International Property Corporation, a commercial property in Toronto, Ontario, Canada.

On August 30, 1999, the Company moved its headquarters from Cambridge, Massachusetts to Miami, Florida.

On February 8, 1999, the Company purchased a commercial property through its wholly owned subsidiary, The Ontario International Property Corporation, a Canadian corporation, as follows:

                             TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business(continued)
--------

        Assumption of mortgage                        $  987,755
        Issuance of 975,000 shares of Class A
        Convertible preferred stock valued at
          $1.00 per share, paying dividends
          of $.095 per share                             975,000
         Cash                                             45,383
                                                      ----------
                                                      $2,008,138
                                                      ==========

The property was purchased subject to a lien of $621,000. The prior owners have committed to have the lien released on the property and have provided a personal guarantee and indemnity to that effect from the prior owner's principal.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Talk Visual Corporation and its wholly owned subsidiaries, Sacramento Results, Inc. and The Ontario International Property Corporation. All intercompany balances and transactions have been eliminated.

Use of Estimates
----------------

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

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

                              TALK VISUAL CORPORATION


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
---------

Inventory, which consists of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Stock Subscriptions Receivable
------------------------------

On December 14, 1999 a private placement of $1,500,000 for 4,241,322 shares of Common Stock was subscribed to by third party investors to provide additional capital to the Company. Of the $2,970,766 still due under the subscriptions at December 31, 1999, through March 27, 1999, $1,908,790 has been received in cash and have been presented as a component of current assets in the accompanying financial statements; the balance of $1,061,976 remains to be collected, and has been presented as a reduction of stockholder equity in the accompanying financial statements.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for furniture, fixtures and equipment and fifteen to forty years for real estate.

Income Taxes
------------

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

Revenue Recognition
-------------------

Revenue is recognized upon completion of the service or delivery of equipment.

Earnings Per Share
------------------

The Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share (continued)
-------------------

number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All amounts have been adjusted for the September 8, 1998 one for three reverse split. For the years ended December 31, 1999 and 1998, diluted earnings per share have not been included as it would be antidilutive.

Foreign Currency Conversion
---------------------------

The  financial   statements  of  the  Company's  foreign  subsidiary  have  been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet.

Stock Based Compensation
------------------------

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation".

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") issued by the FASB is effective for financial statements with fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect the adoption of SFAS 133 to have an impact on its financial position or results of operations.

NOTE 2 - LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred significant net losses for the years 1999 and 1998, and expects to continue to incur losses in 2000. The Company is dependent on revenues from the real estate operations, investor stock subscriptions, short term and long term borrowings and retail videocalling and telecommunication product sales for working capital

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 2 - LIQUIDITY (continued)

needs, until the operating activities generate sufficient cash flow to fund the Company.

During the first quarter of 2000 the Company collected $1,908,790 of its subscriptions receivable. It is anticipated that the remaining $1,061,976 will be collected during the second quarter of 2000. Additionally, the Company collected $1,053,500 in option exercise payments and $446,900 due from the Chairman, during the first quarter of 2000. The Chairman of the Company has made a guarantee to fund or obtain funding to meet the obligations and working capital needs of the Company. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, and the Chairman's funding obligation, Management believes that there should be sufficient capital to meet the needs of the Company for the next twelve months.

In addition to the funding noted above, the Company has entered into a placement agreement with an investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consist of common stock currently trading on a national exchange. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. At December 31, 1999, marketable securities were considered as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method. At December 31, 1999, available-for-sale equity securities and their market value was as follows:

         Equity Securities, at cost                    $ 882,100
         Unrealized  Loss                               (702,057)
                                                      -----------
         Market Value at December 31, 1999             $ 180,043
                                                      ===========

These equity securities are held in a Canadian brokerage account under the name of the Company's chairman. The Company has received executed stock assignment certificates.

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 4 - OTHER RECEIVABLES

Included in other receivables at December 31, 1999, is a receivable in the amount of $446,901 due from the Chairman of the Company. This receivable was repaid, in full, during the first quarter of 2000.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

Other operations:
          Equipment, Machinery and Automobiles        $  406,106
          Furniture and Fixtures                          42,255
          Leasehold Improvements                         348,568

Real estate operations:
          Equipment, Machinery and Automobiles           137,476
          Furniture and Fixtures                          13,833
          Leasehold Improvements                          92,268
          Buildings                                    6,167,094
          Land                                         4,590,296
                                                       ---------
                                                      11,797,896

          Less accumulated depreciation                 (320,091)
                                                      ----------
          Net assets                                 $11,477,805
                                                      ==========


Depreciation and amortization expense on property and equipment was $223,733 for the year ended December 31, 1999 and $29,793 for the year ended December 31, 1998.

NOTE 6 - PRODUCT DEVELOPMENT COSTS

As noted earlier, the Company has ceased developing and marketing software products and is focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 1999, the Company reduced the capitalized software development costs by $206,694 to reflect management's determination of the current estimated net realizable value.

NOTE 7 - DEBT

The Company's debt is as follows:

In connection with the acquisition of the Sacramento property, the Company incurred a short term non-interest bearing obligation of $1,000,000. The short

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 7 - DEBT (continued)

term obligation to the seller of $1,000,000 was renegotiated and partially paid down on February 19, 1999. Under the renegotiated note, the Company paid an advance against leasehold improvements in the amount of $350,000 and a principal payment of $107,000, leaving a balance due of $893,000 on the renegotiated note.
The renegotiated note is secured by a third position on the real estate and collateralized by 200,000 shares of Talk Visual common stock. Subsequent to the balance sheet date, the holder of the note signed a settlement agreement in which it has accepted a cash payment of $450,000 and 100,000 shares of common stock in full payment of this obligation. The adjustment will be reflected in subsequent financial statements.

Balance due as of December 31, 1999                                               $   893,000


Unsecured note payable to IBM (past due, currently in
negotiation)                                                                          150,000


Due to prior officer (in arbitration)                                                  72,066

Convertible discounted loan note ("CDLN"),  secured by an unrecorded lien on the
Sacramento  land  and  building,  with  imputed  interest  at the  rate of 9.4%,
interest  payable  monthly,   principal   balance  due  November  2001,  net  of
unamortized discount of $108,900 (see discussion below)                               386,100

Mortgage  note,  secured by a first lien on the  Sacramento  land and  building, including a deed of trust on rents and fixtures; bearing interest at 10% for the initial  12  months  and 12%  thereafter;  payable  monthly,  interest  only for
seventy-two months, with the entire principal due January, 2004                     3,840,000

12.5%  Mortgage  note,  secured  by a  second  lien on the  Sacramento  land and building,  including a deed of trust on rents and a lien on specified equipment;
disbursed  to a maximum  funding of $500,000  based upon  completion  of certain leasehold  improvements and delivery of specified equipment;  payable in monthly installments  of  principal  and interest  for 60 months;  undisbursed  funds at
December 31, 1999 totaled $350,000                                                    124,912

9% Mortgage note, secured by a lien on the Sacramento land and building, maximum funding of $1,000,000 due September 1, 2000.
Interest payable monthly                                                              500,000


                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 7 - DEBT (continued)

7.05% Mortgage  note,  secured by the land and building
in Toronto  Ontario,  and matures February 1, 2002. The
mortgage is payable in monthly  installments of $8,000,
including   principal  and  interest  The  mortgage  is
payable in Canadian dollars                                         964,089

10.27% Unsecured installment obligation payable monthly,
principal and interest, in the amount of $1,561.21 for
9 months                                                             13,468
                                                                 ----------
Total Debt                                                       $6,943,635
Less current maturity                                             1,571,634
                                                                 ----------
Long term obligations                                            $5,372,001
                                                                 ==========

The aggregate maturities of long-term debt maturing in succeeding years are as follows:

                                          Amount
                                        ---------
              2001                     $  499,423
              2002                         62,058
              2003                        934,924
              2004                      3,875,596


Concurrent with the placement of the Convertible Discounted Loan Note ("CDLN"), the lenders have subscribed to 990,000 shares of common stock at a price of $990,000, paying $108,900 toward the total subscription. The CDLN is convertible with an additional payment of $108,900, at the option of the holder, into 495,000 shares of the Company's common stock, during the term of the note or at maturity. If at maturity, the holder declines the conversion feature, the Company is obligated to pay the principal on the note, rescind the subscription for the 990,000 shares of common stock and refund the deposit paid toward that subscription. At the time of the placement of the CDLN, there was no beneficial conversion feature as the conversion price and market price of the underlying common stock were both at $1.00 per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and real estate under various operating leases which expire at various dates through June 30, 2002. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 1999 are as follows:

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

       Operating
     December 31,                Leases
     ------------                ------

        2000                    $114,358

        2001                      92,586

        2002                      23,573
                                 -------
  Total future minimum rentals  $230,517
                                 =======

Rent expense for the years ended December 31, 1999 and 1998 was $144,432 and $42,601, respectively.

Legal Proceedings
-----------------

There  are  no  material  legal  proceedings,   other  than  routine  litigation
incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value of $0.001 and 25,000,000 shares of non-voting preferred stock, par value $0.001. At December 31, 1999, the Company has 32,060,978 issued and outstanding Common shares and 975,000 issued and outstanding Series 1999-A Preferred shares. The preferred issue has a stated liquidation preference value of $975,000 or $1.00 per share, with no voting rights and pays a cumulative dividend of $0.095 per share. Holders of the Series 1999-A preferred have the right to convert the stated value of their shares, in whole or in part, into common stock at a conversion price of $1.00 per share. The Company has the right to redeem, in whole or in part, the Series 1999-A Preferred issue for $1.15 per share at any time.

In May 1996, the Company consummated an initial public offering of 383,333 shares of its common stock, adjusted for the 1:3 reverse split in September 1998. On June 18, 1999, the Company completed the merger with Videocall International Corporation. This transaction was recorded as a reverse merger effective December 31, 1998.

Options and Warrants Outstanding
--------------------------------

As a result of the Merger, on June 18, 1999, the Company issued options to purchase 15,608,475 shares of common stock at $1.00 per share with a three year expiration period to the Videocall shareholders and 1,800,000 warrants at $0.25 per share with a three year expiration period as a commission fee to brokers involved in the introduction of the merged companies. No value has been recorded for these options since they have not been registered and are not tradeable.

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

On May 30, 1999, the Company issued 45,000 options at $2.97 per share with a two year expiration period to a former employee. The stock price on the date of issue was $2.875. Accordingly, no compensation expense was recorded.

In connection with the Company's initial public offering of common stock, the Company issued warrants to a trust company to purchase 66,667 shares of common stock at $3.93 per share, expiring five years from the date of issue. The warrants were exercisable immediately. Through December 31, 1999, the trust company has exercised 60,432 of the warrants.

As of December 31, 1999, warrants and options to purchase 17,593,043 shares of common stock were outstanding.

Capital Stock Transactions
--------------------------

During 1999 the Company issued an aggregate 1,132,128 shares of common stock, for various services and obligations. At issuance, the stock ranged in price from $0.0625 per share to $4.00 per share. These issuances were recorded at a total expense of $2,056,773, which includes a non-marketability discount. Included in this amount is 50,000 shares of common stock to the President as a bonus and 18,000 shares of common stock to employees and associates as additional compensation.

On January 25, 1999, the Company issued 600,000 shares of common stock pursuant to the agreement with the parties responsible for the introduction of Videocall to the Company. This transaction was priced at $3.75 per share for a total cost of $2,250,000, which was charged to equity. The Company is also obligated under the agreement, to issue options, exercisable at $0.25 per share, to the same parties. See the discussion under the June 18, 1999 equity transaction noted below.

On February 24, 1999, the Company acquired a 22,622 square foot office facility in Ontario, Canada with the issuance of 975,000 shares of Class A Preferred Stock, Series 1999-A, $.001 par value, and the assumption of a first mortgage in the amount of $935,450 along with various minor obligations totaling $31,293. The total acquisition price of the property was $2,008,138. On December 1, 1999, the holder of the Preferred shares issued under this acquisition, notified the Company of its election to exercise the convertibility feature of the certificate provisions. Under the formula outlined in the certificate of designation of the preferred stock and based upon the price of the Company's common stock for the time period on which the conversion is based, each share of preferred stock will be converted to 17.14 shares of common stock. The conversion of the preferred stock will result in the issuance of 16,714,381 shares of common stock. The Company has been advised that the Preferred shareholder will convert the shares over the next thirty six months. The holder of the Preferred shares has agreed on all conversions after the first 3,348,500 shares to reinvest, within the thirty-six month period, $1.00 per converted share, for a total investment to the Company of $13,365,000.

On March 5, 1999, the Company issued 27,500 shares of common stock in exchange for $105,000 of notes payable and accrued interest at $3.875 per share. The

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

market value of the shares issued on the date of exchange exceeded the obligations recorded on the books of the Company by $1,562.

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

On November 4, 1999, the Company satisfied its obligation to Overseas Communications, Ltd., a foreign corporation in which the Chairman of the Company is a 33% shareholder, for open invoices in the amount of $130,000, representing consulting and management services provided by the Chairman, with the issuance of 1,698,014 shares of common stock. The value on the date of issue was $.0766 per share.

Pursuant to an S-8 filing December 17, 1999, the Company issued 980,000 shares of common stock to various individuals as compensation for services rendered. Issue prices ranged from $0.10 per share to $0.4688 per share, for a total value of $347,750.

NOTE 10 - STOCK OPTION AND PURCHASE PLAN

Talk Visual Corporation, formerly Legacy Software, Inc., predecessor to the merged entities, had a tax qualified stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorized the issuance of common stock. On June 19, 1997, in connection with the termination of certain employment agreements, all stock options were fully vested for terminating employees. At December 31, 1999, all outstanding stock options were fully vested.

Under the former option plan, options granted fell into two catagories: (i) the Incentive Stock Option Plan under which qualified employees could, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than 85% of their fair market value on the grant date or at the Plan Administrator's discretion, be issued

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 10 - STOCK OPTION AND PURCHASE PLAN (continued)

shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

Videocall International Corporation granted a stock option with respect to Talk Visual common stock, to a former employee. Dated May 30, 1999, the employee was granted the right to purchase up to 45,000 shares at a price of $2.97 per share expiring February 28, 2002.

Option activity within each plan was as follows:

                                                                   Weighted
                                         Incentive     Directors    Average
                                       Stock Option   Stock Option   Price
                                           Plan          Plan      Per Share
                                       ------------   ------------ ---------
Balance outstanding, December 31, 1997    119,000        8,333       $9.60

  Options granted range from
        $2.07 to $12.00  per share        140,000        1,667       $3.20

  Options cancelled range from
        $3.00 to $12.00 per share          (6,667)     (10,000)      $9.60
                                          -------      --------
Balance outstanding, December 31, 1998    252,333        -0-         $5.74
                                                       ========
  Options expired range from
        $8.25 to $9.75 per share         (119,000)                   $9.00
                                          -------
Balance outstanding, December 31, 1999    133,333                    $2.85
                                          =======

Talk Visual stock option granted by Videocall International Corporation: 45,000 shares at a weighted average price per share of $2.97

The total balance outstanding at December 31, 1999 is 178,333, with a weighted average exercise price of $2.88 per share.

Information relating to stock options outstanding and exercisable at December 31, 1999, summarized by exercise price are as follows:

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 10 - STOCK OPTION AND PURCHASE PLAN (continued)


                                                       Life     Exercise
                                           Shares    (months)    Price
                                          --------    ------    --------
Incentive Stock Option Plan

                                             8,333      9.0      $4.14
                                            25,000     14.0      $4.14
                                             8,333      9.0      $3.11
                                            25,000     14.0      $3.11
                                            16,667      9.0      $2.07
                                            50,000     14.0      $2.07
Granted May 30, 1999
                                            45,000     26.0      $2.97
                                           -------
        Total                              178,333               $2.88
                                           =======


All stock options issued to employees have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts presented below as follows:

                                           1999                 1998
                                        ---------            ---------
Net loss as reported                  $(6,024,188)         $(1,197,373)
Net loss pro forma                    $(6,092,320)         $(1,244,787)

Basic and diluted net loss per
  common share as reported                 $(0.23)              $(0.06)

Basic and diluted net loss per
  common share pro forma                   $(0.23)              $(0.06)

The fair value of option grants is estimated on the date of grant utilizing the Black-Sholes option-pricing model with the following weighted average assumptions for grants in 1999 and 1998: expected life of option of 2.5 years and 10 years, respectively, expected volatility of 80.0% and 26.2%, respectively, risk-free interest rate of 6.0% and a 0% dividend yield for both years. The weighted average fair value at date of grants for options granted during 1999 and 1998 was $1.51 and $0.34 per option, respectively.

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

NOTE 11 - GENERAL, ADMINISTRATIVE AND MARKETING EXPENSE

General, administrative and marketing expense is comprised of the following items:

                                                  1999         1998
                                                 ------       ------
          Salaries and benefits               $  719,943     $260,391
          Consultants                          1,652,453       48,827
          Legal and other professional         1,178,418      205,260
          Marketing and public relations         459,782       51,607
          Other general and administrative       972,557      242,001
                                               ---------      -------
                     Total                    $4,983,153     $808,086
                                               =========      =======

Of the total $4,983,153 expense in 1999, $2,441,567 was paid in common stock; actual cash payments totaled $2,541,585. For the year ended December 31, 1998, of the total expense of $808,086, $223,000 was paid in common stock and the balance of $585,086 was paid in cash.

NOTE 12 - INCOME TAXES

At December 31, 1999 and 1998, the Company had federal and state net operating loss carryforwards of approximately $12,215,000 and $6,552,000, available to offset taxable income expiring at various times through the year 2019. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 1999 and 1998, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a 100% valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company provided certain administrative, technical and operational support, loan advances, loan of equipment and sales of equipment along with facilities utilization to the foreign entities TV Telecommunications, Ltd, Videocall of Canada, Inc., Videocall Israel, Ltd. and the Belgium operations. These entities are owned and/or managed by individuals are stockholders of in the Company. At December 31, 1999, balances due from these entities totaled $675,102.

During 1999, the Company incurred and paid $35,788 of interest and recorded $6,413 of prepaid interest to a foreign entity managed by a Director of the Company. The same Director was issued 175,000 shares of common stock at a price

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 13 - RELATED PARTY TRANSACTIONS(continued)

of $2.719 for a total charge to expense of $475,781, for services rendered in securing financing for the Company.

The Company accrued $150,000 to Overseas Communications Ltd., a foreign corporation owned 33% by the Chairman of the Company, for consulting services provided by the Chairman. The Company issued common stock in payment of $130,000 of this obligation.

NOTE 14 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                     1999            1998
                                                     ----            ----
Basic weighted average shares outstanding         26,674,262      20,895,575
Dilutive effect of options                            --              --
                                                  ----------      ----------
Diluted weighted average shares outstanding       26,674,262      20,895,575
                                                  ==========      ==========

Options and warrants to purchase 17,593,043 and 252,333 shares were outstanding during the years ended December 31, 1999 and 1998, respectively, and Class A Preferred Stock, Series 1999-A convertible into 16,715,241 shares was also outstanding, but these amounts were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 15 - SUBSEQUENT EVENTS

Business Acquisitions

On January 30, 2000, the Company signed a letter of intent to acquire 100% of First Debit Corporation for $2,750,000, payable by $225,000 in cash and the balance in common shares. First Debit Corporation specializes in the production, distribution and sales of prepaid telephone cards in Toronto and Montreal.

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., a company of which 17% is owned by Charles Zwebner, brother to the Chairman of the Company, 7% by the Chairman and 8% by the principal holder of the convertible preferred stock. The consideration is 8,400,000 preferred shares with a face value of $8,400,000 convertible into common shares at the lower of $3.875 per share or the average of the lowest closing bid price in the five days prior to conversion. The Company also agreed to invest an additional $6,000,000 consisting of $500,000 in cash and $5,500,000 of convertible preferred shares under the same terms. The Company has engaged an independent outside valuation firm for this acquisition.

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)



NOTE 15 - SUBSEQUENT EVENTS (continued)

Business Acquisitions (continued)
---------------------


On March 16, 2000, the Company signed an agreement to purchase a 25% interest in Entertech Media Group, Inc. of Hollywood, CA. Under the terms of the agreement, the Company will exchange 3,000,000 common shares for 3,666,666 shares of Entertech Media common stock. Entertech has agreed to provide content (such as movies, music, news programs, documentaries, etc.) to customers of the Company who have purchased the Company's videotelephone model TV225. The Company has agreed to pay a broker 75,000 shares of its common stock on consummation of this transaction. The transaction is subject to Board approval.

On March 24, 2000, the Company signed a letter of intent to acquire QuickPage of NJ, Inc., a retail chain of fourteen stores in the New York/New Jersey area. The consideration is $5,500,000, payable in stock and cash. At closing, the Company will make a cash payment of $250,000, pay cash for the inventory, not to exceed $250,000, and will commence payments of $100,000 per month for the ten months following closing. The balance, due in common stock, will be priced at the average trading price for the five trading days prior to closing.

Manufacturing Agreement
-----------------------

On February 11, 2000, the Company signed an OEM agreement with Motion Media Technology Limited for the purchase of video conferencing telephone units aggregating $9,994,000 over a three year period.

Financing Agreement
-------------------

On March 30, 2000, the Company entered into a one year placement agreement with an investment banking firm for a proposed underwriting of common stock in an amount of up to $75,000,000. Under the terms of the agreement, the Company is required to file a registration statement with the Securities and Exchange Commission covering the common stock to be issued. The issue price of the stock will be based upon an average price for a period of 22 consecutive trading days preceding the date of funding. If the underwriter is unable to locate a qualified institutional investor willing to invest in the offering within sixty days of the contract signing, the Company has the right to terminate the agreement.

Facilities
----------

The Company leased an additional 2,559 square feet at its corporate headquarters effective February 1, 2000. The lease term is twenty nine months and calls for a monthly payment of $4,265 the first year, increasing $170 in year two and $179 in the final year, for a total obligation of $127,480.

                              TALK VISUAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


NOTE 16 - SEGMENT INFORMATION

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

The  Company's   reportable  operating  segments  consist  of  real  estate  and telecommunication services. The summary of the operating segment information is as follows at December 31,:

                              Rental          Telecom         Total
                            ----------      ----------      ----------
1999

Net revenue                 $1,075,482      $   90,506      $1,165,988
Depreciation/Amortization      213,323          85,940         299,263
Operating Income (loss)       (414,784)     (5,539,935)     (5,954,719)
Assets, net                 11,068,078       4,570,311      15,638,389
Capital expenditures         2,637,963         619,016       3,256,979

1998

Net revenue                    229,127            --           229,127
Depreciation/Amortization       36,701           5,280          41,982
Operating Income (loss)       (190,549)     (1,006,824)     (1,197,373)
Assets, net                  8,564,161         889,113       9,453,274
Capital expenditures         8,363,003         177,913       8,540,916

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


None

                                 PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain biographical information concerning the Directors and executive officers of the Company as of March 31, 2000 is set forth below. Such information was furnished by them to the Company.

David B. Hurwitz

David B. Hurwitz - Age 36, has been a Director of the Company since November 6, 1998. Mr. Hurwitz is the President and Chief Executive Officer of US WATS, Inc. A senior executive and business development professional, Mr. Hurwitz has proven ability to build entrepreneurial-based businesses through strategic alliances, teaming relationships, creating cohesive organizational structures, and the professional development of their human resources. Mr. Hurwitz has over 12 years experience in the telecommunications industry, encompassing business development, general management, and strategic sales and marketing initiatives. Prior to joining Commonwealth Long Distance/RCN as Vice President of Sales & Marketing, where Mr. Hurwitz led a sales force of greater than 140 representatives and was a key element in the development and management of corporate sales and marketing strategies, Mr. Hurwitz was involved in several successful entrepreneurial start-up ventures, funded by Petrocelli Industries of NYC. As Executive Vice President & Chief Operating Officer of Internet Communications Services, Inc., Mr. Hurwitz was responsible for the development and operation of a prepaid "debit" long distance calling card service and validation processing service bureau, and as General Manager of FiberNet, Mr. Hurwitz was responsible for overseeing the sale and marketing of services associated with FiberNet's Upstate, and New York Metropolitan Area Networks. Mr. Hurwitz spearheaded the development of business relationships with the country's largest long distance carriers, and was responsible for product and service development, rate structures and operating policies and procedures. Prior to developing the business plan and negotiating funding for InterNet, Mr. Hurwitz participated in the due diligence and sale of FiberNet's Upstate, and Metropolitan New York Area markets to MFS. Mr. Hurwitz graduated with a BA in English and History from Hobart College in 1985. He completed Master's level course work in Telecommunications Management in 1988 and 1989 at the State University New York at Albany. While affiliated with Rochester Tel. Telecommunications Group, a division of Rochester Telephone (now Frontier) from 1985 until February of 1992, Mr. Hurwitz held numerous positions including:
Account Executive, Regional Sales Manager and Director of the Mid-Atlantic and Central Regions.

Michael J. Zwebner

Michael Zwebner - Age 47, is the founder and has served as Chairman of Videocall International Corporation since February 1998. Mr. Zwebner has recently been appointed to the Board of a Canadian public firm. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company as well as a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997 Mr.

Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the extensive prepaid phone card operations (Cardcall having been the largest such operation in both the UK and Canada). Mr. Zwebner also coordinated corporate finance activities for Cardcall. Mr. Zwebner has served as Chairman of the Board and a Director of the Company since September 1998. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held entity based in Connecticut, and was subsequently instrumental in the multi-million dollar sale of the UK distribution contract to SmarTalk Teleservices Inc. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

Eugene A. Rosov

Eugene Rosov - Age 51, has served as Director, President and Chief Executive Officer of Videocall International Corporation since June 1998. In 1967, Mr. Rosov started a national music educational and touring company, and in 1978 started the international chamber music association, Chamber Music America. Mr. Rosov served as acting Director of Marketing for the nation's largest public radio station, WNYC, from 1979 to 1980. In 1980 he was founder, president and CEO of Water Test Corporation, a national drinking water testing laboratory acquired by Household International in 1987. From 1988 to 1995 he was founder, president, CEO and Chairman of Innovative Telecom Corporation, the Nashua, New Hampshire telecommunications systems integrator and provider to five (of six) Regional Bell operating companies of prepaid telephone card technologies and customer service operations. From 1995-1998 Mr. Rosov acted as a consultant to various telecom companies. Mr. Rosov graduated from Harvard College in 1971 with a BA in General Studies. Mr. Rosov has served as Chief Executive Officer and a Director of the Company since November 1998 and September 1998, respectively.

Michael Cuzner-Charles

Michael Cuzner-Charles - Age 53, currently serves as a Director with the internet based firm Tango-Zebra. He formerly served as a director of Regal Brook Ltd. in Berkshire (UK), since 1995. He was finance director of Kingston Coatings, Courtaulds Plc from 1976 to 1979, and became a Director of the CJ Phoenix Group (Jewelers in Paris, London and Birmingham) in 1979 until 1982. For the international management consulting firm of Grant Thornton, Mr. Cuzner-Charles was senior manager from 1982 to 1984, and became senior manager of Corporate Finance for Touche Ross from 1984-1992. From 1992-1995 Mr. Cuzner-Charles served as a director of MBS Plc, a computer distribution company, and was Chief Executive Officer of Trade Intermediary Group Plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Cuzner-Charles has served as a Director of the Company since September 1998.

Alexander H. Walker, Jr.

Mr. Walker - Age 73, has served as Director and General Counsel to Videocall International Corporation since July 1998. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered Trust Company and Transfer Agent in business since 1903. From 1944 to 1946 Mr. Walker served in the United States Army, rising to the rank of Captain, Infantry in the United States Army Reserve. He received his B.A. from Waynesburg College (1950) and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, with his practice including all phases of trial work, with a particular emphasis on corporate securities matters. From 1954 to 1955 he served first as Attorney Advisory, and then 1955-1956 as Attorney in Charge of the Salt Lake (UT) Branch for the United States Securities and Exchange Commission (SEC).

From 1956 to date, he has maintained a private practice as an Attorney. Mr. Walker has served as a Director of the Company since September 1998.

Clinton H. Snyder

Clinton H. Snyder, CPA - Age 45, has held the position of Chief Financial Officer since November 6, 1998. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Md. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area.

Section 16(a) Beneficial Ownership Reporting Compliance

(The following people are directors, officers, beneficial owners of 10% or more of the common stock, or any other person subject to Section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under
Section 16(a) of the Exchange Act)

Alexander Walker, Jr., and Michael Cuzner-Charles had reportable events in 1998 which required the filing of Forms 3 and 5, which have not been filed.

Alexander Walker, Jr., and Michael Cuzner-Charles had a reportable event in 1999 which requires the filing of Form 4, which has not been filed.

Michael Zwebner filed five Form 4s late, and filed the 1999 Form 5 late.

Alexander Walker, Jr., and Michael Cuzner-Charles have not filed Form 5 for the calendar year 1999.

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

Each automatic grant will have a term of ten (10) years, subject to the earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non- employee Board member cease prior to vesting in the shares. The initial 3,333 share grant will vest in four equal and successive annual installments over the optionee's period of Board service. Each additional 833 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, each outstanding option will immediately vest upon (1) certain changes in the ownership or control of the Company or (2) the death or disability of the optionee while serving as a Board member.

Compensation of Executive Officers

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal year 1998 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 1997, 1998 and 1999:

Summary Compensation Table
--------------------------
                                                              Long-Term Compensation
                                                Other Annual          Awards
                                       Salary   Compensation     ---Securities---
Name and Principal Position     Year    ($)          ($)       Underlying Options(#)
---------------------------     ----   ------   ------------  ----------------------
Michael J. Zwebner (1)          1999    -0-       $120,000(2)          -0-
   Chairman of the Board        1998    -0-       $ 30,000(2)          -0-
   of Directors
Eugene A. Rosov (3)             1999 $148,961     $112,500(4)          -0-
   Chief Executive Officer,     1998    -0-          -0-               -0-
   President
Clinton H. Snyder, CPA (5)      1999 $120,000        -0-               -0-
   Chief Financial Officer
   and Secretary

-----------
(1)  Mr. Zwebner became Chairman on November 6, 1998.
(2) Mr. Zwebner's compensation is paid under a contract with Overseas Communication, Ltd., a non U. S. company. This amount was paid by the issuance of 1,698,014 shares at .0766 per share on November 4, 1999.
(3)  Mr. Rosov became Chief Executive Officer on November 6, 1998
(4)  Paid by the issuance of 50,000 shares on June 8, 1999, at a value of $2.25.
(5) Mr. Snyder became Chief Financial Officer October 6, 1998 and Secretary March 1, 1999.

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

The principal objectives of the Company's executive compensation are to:

- support the achievement of the desired Company performance;
- align the executive officer's interests with the success of the Company and with the interests of the Company's stockholders; and
- provide compensation that will attract and retain qualified management and reward performance.

These objectives are principally achieved through compensation in the form of annual base salaries, discretionary bonuses and equity investment opportunities, such as stock option grants. Prior to January, 1996, the Board of Directors performed the functions of the Compensation Committee. The Company has not historically linked executive compensation directly to corporate performance.

During the 1999 fiscal year, the Compensation Committee was composed of Messrs. Hurwitz, Rosov and Cuzner-Charles. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Stock Options

The Company did not grant any options or stock appreciation rights to the Company's Named Executive Officers during fiscal year 1999.

Aggregated Option Exercises in Fiscal 1999 and Value of Options at End of Fiscal 1999

The following table sets forth certain information with respect to the Company's Named Executive Officers concerning unexercised stock options held as of December 31, 1999. No stock options were exercised by such individuals during fiscal year 1999. The Company did not grant any stock appreciation rights during fiscal year 1999 and no such rights were outstanding as of the end of such fiscal year.

                                  Number of Unexercised     Value of Unexercised
                                  Securities Underlying         In-the-Money
                                       Options at                Options at
                                    Fiscal Year End         Fiscal Year End($)
                                  ---------------------     ---------------------
Name                           Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------         ---------   -----------     ---------   ---------
Michael J. Zwebner                 -0-          -0-           -0-          -0-
Eugene A. Rosov                    -0-          -0-           -0-          -0-
Clinton H. Snyder, CPA             -0-          -0-           -0-          -0-



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of March 28, 2000, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.

                                                         Common Stock
                                                    -----------------------
                                                      Number    Percentage
                                                    of Shares    of Shares
                                                  Beneficially  Beneficially
Name and Address (1)                               Owned(2)(3)   Owned(2)(3)
--------------------------------------------      ------------  ------------

Overseas Communications, Ltd. (4)
46/11 Diskin St
Jerusalem, Israel                                    4,898,014      12.12%

Helmsbridge Holdings Ltd. (5)
c/o Plazacorp Investments
3845 Bathurst St.
Toronto, Ontario, Canada                            16,714,381      30.32%

All directors and executive
   officers as a
   Group (6 persons) (6)                             7,117,671      17.40%

--------------
(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.

(2) Percentage ownership is based on 38,413,261 shares of Common Stock outstanding as of March 28, 2000, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 28, 2000. Only those shares beneficially owned by the person holding such options are included in the outstanding shares for purposes of computing the percentage beneficially owned by that person; such shares are not deemed to be outstanding for purposes of computing any other person's percentage.

(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(4) Michael J. Zwebner owns 33% of this entity, all other owners own less than 10%. The shares listed includes 2,000,000 of options currently exercisable.

(5) The beneficial owner of Helmbridge Holdings Ltd. is Anthony Heller. The entire amount is composed of the common stock shares upon conversion.

(6) Includes options to purchase 2,488,667 shares of common stock.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  Company   engages   the   services  of  the   Chairman   through   Overseas
Communications, Ltd. The annual payment is $120,000. Overseas Communications, Ltd. is 30% owned by the Chairman of the Company.

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc. The consideration is 8,400,000 preferred shares with a assigned value of $8,400,000, convertible into common shares at the lower of $3.875 per share or the average of the lowest closing bid price in the five days prior to conversion. The Company also agreed to invest an additional $6,000,000 consisting of $500,000 in cash and $5,500,000 of convertible preferred shares under the same terms. YAK Communications (USA) Inc. is owned 17% by Charles Zwebner, brother to the Chairman of the Company, 7% by Michael Zwebner, Chairman of the Company and 8% by Anthony Heller, who is the beneficial owner of Helmsbridge Holdings, Ltd., owner of the Convertible Preferred shares of the Company.

On March 16, 2000, the Company signed an agreement to purchase a 25% interest in Entertech Media Group, Inc. of Hollywood, CA. Under the terms of the agreement, the Company will exchange 3,000,000 common shares for 3,666,666 shares of Entertech Media common stock. Entertech's Chairman is John Daly, who is a principal shareholder of Whyteburg Ltd. At the time of the Merger, Whyteburg Ltd. was a more than 5% holder of the Company's common stock. The Company has agreed to pay a broker 75,000 shares of its common stock on consumation of this transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3(i)  Articles of Incorporation

      3(ii) By-Laws

      21 Subsidiaries of Talk Visual Corporation

      23 Consent of Mayer Rispler & Associates

      27 Financial Data schedule

REPORTS ON FORM 8-K.

No reports were filed during the fourth quarter of 1999.

                                POWER OF ATTORNEY


      The registrant and each person whose signature appears below hereby appoint Michael J. Zwebner and Clinton H. Snyder as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                              SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TALK VISUAL CORPORATION
                                            By:  /s/Clinton H. Snyder
                                            -------------------------
                                                 Chief Financial Officer

Dated:  April 12, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                               Title                                            Date
---------                                               -----                                            ----
/s/ EUGENE ROSOV                                   President and Chief Executive Officer              April 12, 2000
------------------                                 (Principal Executive Officer) and
Eugene Rosov                                       Director

/s/ CLINTON H. SNYDER                              Chief Financial Officer (Principal                 April 12, 2000
---------------------------                        Financial and Accounting Officer)

/s/ MICHAEL ZWEBNER                                Chairman of the Board and Director                 April 12, 2000
---------------------------
/s/ DAVID B. HURWITZ                               Director                                           April 12, 2000
---------------------------
/s/ ALEXANDER WALKER, JR.                          Director                                           April 12, 2000
-------------------------
/s/ MICHAEL CUZNER-CHARLES                         Director                                           April 12, 2000
--------------------------
Michael Cuzner-Charles