Form 10QSB
period 2000-03-31
TALK VISUAL CORP
filed 2000-05-15
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                     OR

       ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


             Nevada                                      95-4561156
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Ste 704
              Miami, FL                                     33137
     ---------------------------                            -----
(Address of principal executive offices)                  (Zip Code)

                                  305-572-0575
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----          -----
There were 43,877,889 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 8, 1999.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          -----

                           TALK VISUAL CORPORATION

                                     INDEX

                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at March 31, 2000 and

                December 31, 1999.                                       3

                Statements of Operations for the three
                months ended March 31, 2000 and 1999.                    5

                Statements of Cash Flows for the three
                months ended March 31, 2000 and 1999.                    6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          11

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           17

Item 6.     Exhibits and Reports on Form 8-K                            17

Signatures                                                              17

Exhibits

     Exhibit 11                                                         18
     Exhibit 27                                                         19

                           TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                  MARCH 31,      DECEMBER 31,
                                                    2000             1999
                                                  --------        -----------
                                                (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 1,048,981       $   287,156
   Accounts receivable, net of allowances           107,645            46,031
   Inventory                                         60,752            25,853
   Other receivables                                 12,145           530,319
   Stock subscriptions receivable                      -            1,908,790
   Marketable securities                            239,550           180,043
   Other current assets                             135,059            56,172
                                                 ----------        ----------
   Total current assets                           1,604,132         3,034,364

PROPERTY AND EQUIPMENT, net                      11,571,335        11,477,805

ADVANCES TO RELATED ENTITIES                        737,432           675,102

OTHER ASSETS                                        452,988           451,118
                                                 ----------        ----------
   TOTAL                                        $14,365,887       $15,638,389
                                                 ==========        ==========

               See notes to condensed consolidated financial statements.



                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (continued)

                                                      MARCH 31,      DECEMBER 31,
                                                        2000             1999
                                                      --------        -----------
                                                     (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                              $   784,382       $ 1,571,634
    Accounts payable                                    515,907           918,780
    Accrued expenses                                     90,495           248,824
    Other current liabilities                            59,000            52,828
                                                     ----------        ----------
    Total current liabilities                         1,449,784         2,792,066

LONG-TERM DEBT, net of current portion                4,914,821         5,372,001
                                                     ----------         ---------
   TOTAL LIABILITIES                                  6,364,605         8,164,067
                                                     ----------         ---------

COMMITMENTS AND CONTINGENCIES                              -                 -

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred  stock -  liquidation
      value $1 per share,  par value  $.001 per
      share, 25,000,000 shares authorized; 791,000
      and 975,000 shares issued and outstanding             791               975

    Common Stock, par value $.001 per share,
      100,000,000 shares authorized; 40,707,299
      and 32,060,977 shares issued and outstanding       40,707            32,061

    Common stock subscribed                                -                4,241
    Additional paid in capital                       16,771,673        16,409,119
    Accumulated deficit                              (8,001,727)       (7,221,561)
    Accumulated other comprehensive loss               (629,030)         (688,537)
    Stock subscriptions receivable                     (181,132)       (1,061,976)
                                                     ----------        ----------
   Total Stockholders' Equity                         8,001,282         7,474,322
                                                     ----------        ----------
       TOTAL                                        $14,365,887       $15,638,389
                                                     ==========        ==========








               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2000                1999
                                                  --------            --------

REVENUE
Telecommunication Services, Software and
   Product sales                                $   22,416          $    2,028
 Real Estate revenues                              315,556             226,168
 Other income                                        3,559                -
                                                ----------           ---------
Total revenue                                      341,531             228,196
                                                ----------           ---------
COSTS AND EXPENSES
 Cost of equipment sales, telecommunication
     and retail operation expenses                 181,484               3,204
 Depreciation and amortization                      85,324              45,980
 Research and development                           10,000              38,935
 Real estate operations                            104,597             120,088
 General, administrative and marketing             682,646           2,121,008
                                                ----------           ---------
Total costs and expenses                         1,064,051           2,329,215
                                                ----------           ---------
LOSS FROM OPERATIONS                            (  722,520)         (2,101,019)
                                                ----------           ---------
OTHER INCOME (EXPENSE)
  Interest expense                              (  180,304)         (  130,813)
  Interest income                                      310               4,037
                                                ----------          ----------
                                                (  179,994)         (  126,776)
                                                ----------          ----------
LOSS BEFORE EXTRAORDINARY ITEM                  (  902,514)         (2,227,795)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING            122,347                -
                                                ----------          ----------
NET LOSS                                        (  780,167)         (2,227,795)

DIVIDEND ON PREFERRED STOCK                           -                  7,719
                                                ----------          ----------
NET LOSS APPLICABLE TO COMMON SHARES           $(  780,167)        $(2,235,514)
                                                ==========          ==========
NET LOSS PER COMMON SHARE BASIC (1)
  BEFORE EXTRAORDINARY ITEM                    $     (0.03)        $     (0.10)
  EXTRAORDINARY ITEM                                  0.01                 -
                                                     (0.02)              (0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                   34,860,479          23,295,955
                                                ==========          ==========
(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month period ended March 31, 2000 and 1999.

               See notes to condensed consolidated financial statements.



                                TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2000           1999
                                                           --------       --------
Cash Flows From Operating Activities:

Net Loss                                                 $(  780,167)   $(2,227,795)

Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                               85,323         45,980
  Amortization of product development costs                   12,000           -
  (Gain) loss on stock exchanged for debt                   (122,347)         1,563
  Issuance of common stock in exchange for services           86,025      1,497,637

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                  (61,615)         8,437
   Inventory                                                 (34,899)           221
   Other receivables                                         518,174       (117,969)
   Other current assets                                      (78,887)      (112,270)
   Accounts payable                                         (402,873)       236,808
   Accrued expenses                                         (158,329)       (78,318)
   Other current liabilities                                   6,173            470
                                                           ---------      ---------
      Net Cash from Operating Activities                    (931,422)      (745,235)
                                                           ---------      ---------
Cash Flows From Investing Activities:

   Purchase of property and equipment                       (166,665)      (258,553)
   Advances - related parties                               (114,233)       (24,999)
   Other                                                     (19,953)        (7,765)
                                                           ---------      ---------
      Net Cash from Investing Activities                    (300,851)      (291,317)
                                                           ---------      ---------
Cash Flows from Financing Activities:

   Borrowings on debt                                         54,567           -
   Payments on notes payable and long term debt             (480,898)      (746,819)
   Proceeds from exercise of options on common stock         593,500           -
   Collections on stock subscriptions receivable           1,908,790      1,900,000
   Cash dividend payments                                       -            (7,719)
   Other                                                     (81,861)          -
                                                           ---------      ---------
      Net Cash from Financing Activities                   1,994,098      1,145,462
                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents             761,825        108,910
Cash and cash equivalents at beginning of period             287,156        378,658
                                                           ---------      ---------
Cash and cash equivalents at end of period                $1,048,981     $  487,568
                                                           =========      =========

               See notes to condensed consolidated financial statements.


                               TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                     (continued)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
Supplemental disclosure of cash flow information:            2000           1999
                                                             ----           ----
a. Cash paid during the period for:

       interest                                           $  180,304     $  130,813
                                                           ---------     ----------
       income taxes                                       $      800     $      800
                                                           ---------     ----------

b. Noncash investing and financing transactions:
For the period ended March 31, 1999:

     Purchase of Canadian real estate in exchange for 975,000 shares of convertible preferred stock and assumption of a mortgage in the amount of $987,755.

     Issuance of 55,650 shares of common stock in satisfaction of notes payable in the amount of $129,009.

For the period ended March 31, 2000:

     Conversion of the Convertible Discounted Loan Notes into 495,000 shares of common stock, previously issued, for the outstanding balance of the note in the amount of $386,100.

                               TALK VISUAL CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and March 31, 1999, and the cash flows for the three months ended March 31, 2000 and March 31, 1999 are included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 1999, filed as part of the Company's Annual Report on Form 10-KSB.

Loss Per Common Share

The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2000 and 1999, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

                               TALK VISUAL CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

(2) Financial Condition and Liquidity

Since inception, the Company has incurred significant net losses and expects to continue to incur losses through year end. The Company is dependent on revenues from the real estate operations, investor stock subscriptions, short term and long term borrowings to supplement retail videocalling and telecommunication product sales for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

The Company collected $1,908,790 of its subscriptions receivable, $593,500 in option exercise payments and $446,900 due from the Chairman, during the three months ended March 31, 2000. The Chairman of the Company has made a guarantee to fund or obtain funding to meet the obligations and working capital needs of the Company. Additionally, the Company has entered into a placement agreement with an investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the Chairman's funding obligation and the proposed equity offering, Management believes that there should be sufficient capital to meet the needs of the Company for the next thirteen months.

(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution thereof. All the issued securities were restricted securities, excluding the securities relating to the satisfaction of the note payable due on the Sacramento property purchase, under Rule 144, or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

During the three  months  ended March 31,  2000,  the Company  issued  1,100,000 shares of common stock from the exercise of options and warrants, at prices ranging from $0.25 to $2.07 per share.

On January 14, 2000, the Company issued 10,000 shares of common stock to a former employee pursuant to an employment agreement, at a price of $0.4375 per share for a total value of $4,365.

On March 23, 2000, the Company issued 100,000 shares of common stock along with a payment of $450,000 in exchange for a note payable with an adjusted book value of $840,997. The price of the common stock on the date of issue was $2.6865 per share, for a total value of $268,650. The difference of $122,347 is reflected as extraordinary income.

On March 27, 2000, the Company issued 45,000 shares of common stock for legal services in the amount of $50,000. At issuance, the stock was priced at $1.87 per share, which includes a non-marketability discount, for a total expense of $84,150.

                               TALK VISUAL CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

(4) Segment Information

The  Company's   reportable  operating  segments  consist  of  real  estate  and telecommunication services. The summary of the operating segment information is as follows:

                              Rental          Telecom         Total
                            ----------      ----------      ----------
March 31, 2000
Net revenue                 $  315,556      $   25,975      $  341,531
Depreciation/amortization       58,622          26,702          85,324
Income (loss)before
 extraordinary item            120,973      (  843,493)     (  722,520)
Assets, net                 10,818,778       3,547,109      14,365,887

March 31, 1999
Net revenue                    226,168           2,028         228,196
Depreciation/amortization       39,933           6,047          45,980
Operating income (loss)        (83,900)     (2,143,894)     (2,227,794)
Assets, net                 10,641,634       7,038,833      17,680,467


(5) Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

BUSINESS AND ORGANIZATION

Talk Visual Corporation and its subsidiaries (collectively the "Company"), provides videocalling services through its wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, the Company sells telecommunications services and equipment through its retail outlets and over the internet. The Company, through its wholly owned subsidiaries, also owns and operates commercial properties located in Sacramento, California and Toronto, Canada.

PROPOSED ACQUISITIONS

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., parent company to YAK Communications Canada, Inc. YAK Canada is a leading Dial-Around service provider in Canada, with annual revenues of $12 million (Cdn). YAK Communications (USA) Inc. is owned 32% by parties related to the Company. The Company has engaged an independent international consulting firm to render an opinion of valuation for this acquisition. The consideration is 8,400,000 preferred shares with a face value of $8,400,000 convertible into common shares at the lower of $3.875 per share or the average of the lowest closing bid price in the five days prior to conversion. The Company also agreed to invest an additional $6,000,000 consisting of $500,000 in cash and $5,500,000 of convertible preferred shares under the same terms. This agreement is subject to change based upon the valuation and Board approval.

On March 16, 2000, the Company signed an agreement to acquire a 25% interest in Entertech Media Group, Inc. of Hollywood, CA. Under the terms of the agreement, the Company has formed a joint venture with Entertech and will exchange 3,000,000 common shares for 3,666,666 shares of Entertech Media common stock. Entertech has been granted exclusive rights in North America to provide content (such as movies, music, news programs, documentaries, etc.) to customers of the Company who have purchased the Company's videotelephone model TV225. The Company has launched an aggressive sales program to bring the benefits of the TV225 to both business and consumers. The Company is obligated to pay a broker 75,000 shares of its common stock on consummation of this transaction. The transaction is subject to Board approval.

On March 24, 2000, the Company signed a letter of intent to acquire QuickPage of NJ, Inc., a retail chain of fourteen stores in the New York/New Jersey area. The consideration was to be $5,500,000, payable in stock and cash. The Company has conducted initial due diligence investigation and is in the process of renegotiating the terms of the letter of intent.

On January 30, 2000, the Company signed a letter of intent to acquire 100% of First Debit Corporation for $2,750,000. The Company has conducted initial due diligence investigation and is in the process of renegotiating the terms of the letter of intent.

GENERAL

The Company has embarked on an aggressive program to develop videocalling retail locations, joint venture partners and sales of the desktop videophone model TV225. To that end, the Company currently employs 31 full and part-time employees in the telecommunications operations and nine full and part-time employees in the real estate operations.

Under the direction of the Company's Chief Technical Manager and its V.P. of Internetworking Systems, the Company is deploying wireless communication systems for carrying voice, data and videocalls over its network. Additionally, the Company has tested and began deploying the bridging of ISDN based videocalls over the internet and full motion, high quality videocalls entirely over the internet protocol. The Company's goal is to provide videocall technology over multiple platforms and thus be able to deliver it to large segments of the population.

On February 1, 2000, the Company leased an additional 2,559 square feet of office space at its Miami office headquarters. The lease increased rent obligations by $52,000 per year and expires June 30, 2002. The additional space has been added to house sales and marketing staff, telephonic equipment, the data processing department and conference facilities.

The Company commenced selling long distance services under an agreement with Capsule Communications, Inc. (formerly US Wats, Inc.)over the worldwide web. Employing relatively new technology allowing simple, cost efficient web-based ordering and a unique electronic "Letter of Authorization," methodology along with very favorable telecom rates, this system is anticipated to generate substantial activity. The Company's long distance services website is located at www.talkvisual-ld.com. This new product offering is a continuing expansion of the Company's e-commerce development programs to enhance and expand revenue sources.

MATERIAL COMMITMENTS

On February 11, 2000, the Company signed an OEM agreement with Motion Media Technology Limited for the purchase of video conferencing telephone units aggregating $9,994,000 over a three year period. As of March 31, 2000, the Company has placed orders totaling $300,000 against this purchase agreement, and has paid $15,000 in private labeling and development costs.

RISK FACTORS

The Company has pursued, is currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, the Company's business, results of operations and financial condition. The Company's ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of the Company's operations. There is no assurance that the Company will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions and/or combinations by the Company involve risks of, among other things, entering markets or segments in which the Company has no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 compared to the three
---------------------------------------------------------------
  months ended March 31, 1999.
  ----------------------------

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company became operational with the launch of its videocalling services. Additionally, during the fourth quarter of 1999, the Company commenced selling other telecommunications services and equipment through its retail outlets and over the internet. Product sales of $2,028 during the three months ended March 31, 1999 were entirely from sales of software by the Company's predecessor, Legacy Software, Inc. Sales of $22,416 during the three months ended March 31, 2000 are from the sale of videocalling services, cell phone services, pager equipment and pager contracts.

Real estate revenue increased from $226,168 for the three months ended March 31, 1999 to $315,556 for the three months ended March 31, 2000, representing an increase of $89,388 or 40%. The Toronto, Canada, property was acquired February 24, 1999, and had gross rents of $19,000 in the three months ended March 31, 1999. During the three months ended March 31, 2000, the Toronto property had gross rents of $39,500. The Sacramento, California, property was owned during the entire three months of both 1999 and 2000. Therefor, of the $89,388 increase in rents, $20,000 is a result of the ownership of the Toronto, Canada property for the entire three months of the period ended March 31, 2000, while $69,388 is due to improvements in the rent roll of the Sacramento property.

Cost of equipment sales, telecommunication services and retail operation expenses totaled $181,484 for the three months ended March 31, 2000. This amount represents costs associated with the Company's seven wholly owned retail stores and the beeperforabuck web sales activities. The amount of $3,204 for the three months ended March 31, 1999 is attributable to costs of software sales in which the revenue was recognized in 1998.

Depreciation expense increased $39,344 for the three months ended March 31, 2000 compared to the same period in 1999. Of this increase, $20,655 is attributable to telecommunication activities and $18,689 to the real estate activities. The increase for telecommunication activities results from the acquisition of assets and leasehold improvements associated with the opening of retail stores. The increase in real estate activities is a result of the Canadian real estate held one month in the period ended March 31, 1999 versus three months in the period ended March 31, 2000, along with other capital improvements to the California property.

General, administrative and marketing expenses in the three month period ended March 31, 1999, included $1,483,887 of consulting services of which all but $2,500 was paid in shares of the Company's common stock. The majority of these consulting services were for assistance in financing, investor relations and public relations services. After removing the consulting services just described, the balance of general, administrative and marketing expenses for the three month period ended March 31, 1999, totaled $637,121, compared to the three months ended March 31, 2000, of $682,646.

Interest expense increased $49,491 from $130,813, for the three months ended March 31, 1999 to $180,304 for the three months ended March 31, 2000. This increase was a result of increased borrowing costs on the mortgage of the California property, the addition of the Canadian property's mortgage and additional borrowing to fund videocalling activities.

In connection with the acquisition of the Sacramento property, the Company incurred a short term non-interest bearing obligation of $1,000,000. The short term obligation to the seller of $1,000,000 was renegotiated and partially paid down on February 19, 1999. Under the renegotiated note, the Company paid an advance against leasehold improvements in the amount of $350,000 and a principal payment of $107,000, leaving a balance due of $893,000 on the renegotiated note, adjusted for certain offsets. On March 29, 2000, the holder of the note signed a settlement agreement in which it accepted a cash payment of $450,000 and 100,000 shares of common stock in full payment of this obligation. The net result of this transaction resulted in the recognition of a gain on debt forgiveness totaling $122,347. This is reported as an extraordinary item in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $931,422 in cash outflows from operating activities for the three months ended March 31, 2000, compared to cash outflows of $745,235 for the three months ended March 31, 1999. This increase in outflows of $186,187 primarily resulted from the payment of accounts payable and the reduction of accrued expenses over the balances carried at the end of the same period in 1999.

Investing activities for the three months ended March 31, 2000, totaled $300,851, compared to $291,317, for the same period in 1999. Purchase of property and equipment decreased $91,888, from $258,553 in 1999 to $166,665 in 2000, while advances to related parties increased $89,234, from $24,999 to $114,233 for the same time periods.

Net cash from financing activities increased in the three months ended March 31, 2000, by $848,636, over the three months ended March 31, 1999. This increase resulted from the receipt of option exercise proceeds and a decrease in payments on long term debt over the amount paid in the prior year period.

Included with notes payable at December 31, 1999, was a convertible discounted loan note ("CDLN"), which was secured by an unrecorded lien on the Sacramento land and building, carrying imputed interest at the rate of 9.4%. The principal balance was due November 2001, and totaled $386,100, at December 31, 1999, net of unamortized discount of $108,900. Concurrent with the placement of the CDLN, the lenders subscribed to 990,000 shares of common stock at a price of $990,000, paying $108,900 toward the total subscription. The CDLN was convertible with an additional payment of $108,900, at the option of the holder, into 495,000 shares of the Company's common stock, during the term of the note or at maturity. If at maturity, the holder declined the conversion feature, the Company was obligated to pay the principal on the note, rescind the subscription for the 990,000 shares of common stock and refund the deposit paid toward that subscription. At March 31, 2000, the holders of the CDLN elected to convert the note payable to common stock, cancel the remaining subscription and apply the balance of all payments to the common stock purchase. This action effectively eliminated $386,100 of long term debt.

On February 24, 1999, the Company acquired an office facility in Ontario, Canada with the issuance of 975,000 shares of Class A Preferred Stock, Series 1999-A, $.001 par value. On December 1, 1999, the holder of the Preferred shares issued under this acquisition, notified the Company of its election to exercise the convertibility feature of the certificate provisions. Under the formula outlined in the certificate of designation of the preferred stock and based upon the price of the Company's common stock for the time period on which the conversion is based, each share of preferred stock will be converted to 17.14 shares of common stock. The conversion of the preferred stock will result in the issuance of 16,714,381 shares of common stock. The Company has been advised that the Preferred shareholders will convert the shares over a thirty six month period commencing February, 2000. During the three months ended March 31, 2000, the Preferred holders converted 183,781 shares into 3,150,000 shares of common stock. The holder of the Preferred shares has agreed on all conversions after the first 3,348,500 shares of common stock to reinvest, within the thirty-six month period, $1.00 per share of common stock issued on conversion, for a total investment in the Company of $13,365,000.

On March 30, 2000, the Company entered into a one year placement agreement with an investment banking firm for a proposed placement of common stock in an amount of up to $75,000,000. Under the terms of the agreement, the Company is required to file a registration statement with the Securities and Exchange Commission covering the common stock to be issued. The issue price of the stock will be based upon a discount from an average price for the common stock for a period of 22 consecutive trading days preceding the date of funding. If the investment banking firm is unable to locate a qualified institutional investor willing to invest in the placement within sixty days of the contract signing, the Company has the right to terminate the agreement. The Company has been advised by the investment banking firm of a qualified institutional investor, and pending the completion of the investor's due diligence process, the Company anticipates filing the registration statement during the second quarter of 2000.

The Company has submitted an application to refinance the Sacramento real estate. The letter of interest obtained from a private investment company outlines terms of a $6,500,000 loan at 9% with principal and interest amortized over 30 years, with a five year call. The Company anticipates net proceeds from the refinancing to be about $2,000,000. Additionally, the Company will benefit in reduced interest costs on the existing mortgages under this refinancing proposal. This loan is subject to Board approval and completion of the lendor's due diligence process.

As noted previously, the Chairman of the Company has made a guarantee to fund or obtain funding to meet the obligations and working capital needs of the Company. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the Chairman's funding obligation, the refinancing of the Sacramento property and the proposed equity offering, Management believes that there should be sufficient capital to meet the needs of the Company for both short term needs and long term growth.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

                  Exhibit 11 -   Computation  of Weighted  Average  Common Stock
                                 Shares Outstanding

                  Exhibit 27 -   Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

            None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000           TALK VISUAL CORPORATION


                              /s/ CLINTON H. SNYDER
                              ---------------------
                                  Clinton H. Snyder
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)