Form 10QSB
period 2000-06-30
TALK VISUAL CORP
filed 2000-08-14
CIK 1007367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

                                     OR

       ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


             Nevada                                       95-4561156
             ------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Ste 704
            Miami, FL                             33137
     ---------------------------                 -------
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

                            Yes   X        No
                                -----          ------
There were 56,597,858 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 7, 2000.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                     INDEX
                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at June 30, 2000 and
                December 31, 1999.                                       3

                Statements of Operations for the three
                months ended June 30, 2000 and 1999, and for the
                six months ended June 30, 2000 and 1999.                 5

                Statements of Cash Flows for the six
                months ended June 30, 2000 and 1999.                     6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          11

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           17
Item 6.     Exhibits and Reports on Form 8-K                            17

Signatures                                                              18

Exhibits
     Exhibit 11
     Exhibit 27

                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       JUNE 30,     DECEMBER 31,
                                                         2000          1999
                                                     -----------    ------------
                                                     (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $   609,699     $   287,156
   Accounts receivable, net of allowances                 64,989          46,031
   Inventory                                             138,028          25,853
   Other receivables                                      91,584         530,319
   Stock subscriptions receivable                             --
                                                                       1,908,790
   Marketable securities                                 102,238         180,043
   Other current assets                                  161,294          56,172
                                                     -----------     -----------
   Total current assets                                1,167,832       3,034,364

PROPERTY AND EQUIPMENT, net                           11,808,613      11,477,805

ADVANCES TO RELATED ENTITIES                             730,797         675,102

OTHER ASSETS                                             644,033         451,118
                                                     -----------     -----------
   TOTAL                                             $14,351,275     $15,638,389
                                                     ===========     ===========













               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)

                                                                  JUNE 30,               DECEMBER 31,
                                                                   2000                     1999
                                                               ------------              ------------
                                                               (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                                         $    259,329              $  1,571,634
    Accounts payable                                                514,032                   918,780
    Accrued expenses                                                252,758                   248,824
    Other current liabilities                                        92,779                    52,828
                                                               ------------              ------------
    Total current liabilities                                     1,118,898                 2,792,066

LONG-TERM DEBT, net of current portion                            5,376,252                 5,372,001
                                                               ------------              ------------
   TOTAL LIABILITIES                                              6,495,150                 8,164,067
                                                               ------------              ------------

COMMITMENTS AND CONTINGENCIES                                            --                        --

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred stock - liquidation value
      $1 per share, par value $.001 per
      share, 25,000,000 shares authorized; 469,289
      and 975,000 shares issued and outstanding                         469                       975

    Common Stock, par value $.001 per share,
      100,000,000 shares authorized; 50,638,244
      and 32,060,977 shares issued and outstanding                   50,638                    32,061

    Common stock subscribed                                              --                     4,241
    Additional paid in capital                                   18,025,939                16,409,119
    Accumulated deficit                                          (9,298,447)               (7,221,561)
    Accumulated other comprehensive loss                           (766,342)                 (688,537)
    Stock subscriptions receivable                                 (156,132)               (1,061,976)
                                                               ------------              ------------
   Total Stockholders' Equity                                     7,856,125                 7,474,322
                                                               ------------              ------------
       TOTAL                                                   $ 14,351,275              $ 15,638,389
                                                               ============              ============








               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
REVENUE
   Telecommunication services, Software
      and product sales                                       $     87,623       $     13,232       $    110,039       $     15,260
   Real estate revenue                                             310,858            304,201            626,414            530,369
   Other income                                                         --                 --              3,435                 --
                                                              ------------       ------------       ------------       ------------

Total revenue                                                      398,481            317,433            739,888            545,629
                                                              ------------       ------------       ------------       ------------

COSTS AND EXPENSES
   Cost of equipment sales, telecommunication
      and retail operation expenses                                295,201                 --            476,685              3,204
   Depreciation and amortization                                    99,688             52,678            185,012             98,658
   Research & product development                                       --             79,389             10,000            118,324
   Real estate operations                                          138,454            170,870            243,175            290,958
   General & administrative                                      1,018,317          1,230,247          1,700,963          3,351,255
                                                              ------------       ------------       ------------       ------------

Total costs and expenses                                         1,551,660          1,533,183          2,615,835          3,862,398
                                                              ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                            (1,153,179)        (1,215,750)        (1,875,947)        (3,316,769)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
     INTEREST EXPENSE                                             (143,582)          (192,883)          (323,886)          (323,696)
     INTEREST INCOME                                                   289              2,169                599              6,206
                                                              ------------       ------------       ------------       ------------
                                                                  (143,293)          (190,714)          (323,287)          (317,490)

LOSS BEFORE EXTRAORDINARY ITEM                                  (1,296,472)        (1,406,464)        (2,199,234)        (3,634,259)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING                                 --                 --            122,347                 --
                                                              ------------       ------------       ------------       ------------
NET LOSS                                                        (1,296,472)        (1,406,464)        (2,076,887)        (3,634,259)

DIVIDENDS ON PREFERRED STOCK                                            --             23,156                 --             30,875
                                                              ------------       ------------       ------------       ------------
NET LOSS APPLICABLE TO COMMON SHARES                            (1,296,472)      $ (1,429,620)        (2,076,887)      $ (3,665,134)
                                                              ============       ============       ============       ============

NET LOSS PER COMMON SHARE BASIC (1)
      BEFORE EXTRAORDINARY ITEM                               $     ( 0.02)      $     ( 0.06)      $      (0.05)      $      (0.15)
      EXTRAORDINARY ITEM                                                --                 --       $       0.00                 --
                                                              $     ( 0.02)      $     ( 0.06)      $      (0.05)             (0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD                            43,791,469         24,678,614         40,884,211         24,046,944

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month and six months periods ended June 30, 2000 and 1999.


            See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------------
                                                                   2000                  1999
                                                               -----------            -----------
Cash Flows From Operating Activities:
Net Loss                                                       $(2,076,887)           $(3,634,259)

Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                    185,012                 98,658
  Amortization of product development costs                         12,000                     --
  (Gain) loss on stock exchanged for debt                         (122,347)                 1,563
  Issuance of common stock in exchange for services                149,900              2,251,387

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                        (18,958)                55,124
   Inventory                                                      (112,175)                   221
   Other receivables                                               438,735                (23,018)
   Other current assets                                           (105,122)                 2,732
   Accounts payable                                               (438,898)               520,634
   Accrued expenses                                                  3,934                 (4,435)
   Other current liabilities                                        39,951                 26,469
                                                               -----------            -----------
      Net Cash from Operating Activities                        (2,044,855)              (704,924)
                                                               -----------            -----------
Cash Flows From Investing Activities:

   Purchase of property and equipment                             (491,441)            (1,001,300)
   Disposal of marketable securities                                    --                 89,210
   Advances - related parties                                      (55,695)              (358,246)
   Deposit on asset acquisition                                   (158,285)                    --
   Other                                                           (40,158)                  (868)
                                                               -----------            -----------
      Net Cash from Investing Activities                          (745,579)            (1,271,204)
                                                               -----------            -----------
Cash Flows from Financing Activities:

   Borrowings on debt                                               54,567                     --
   Payments on notes payable and long term debt                   (544,522)              (247,451)
   Proceeds from exercise of options on common stock               591,000                     --
   Collections on stock subscriptions receivable                 1,929,293              1,900,000
   Proceeds from private placements of common stock              1,200,000                     --
   Cash dividend payments                                               --                (23,156)
   Other                                                          (117,361)                12,660
                                                               -----------            -----------
      Net Cash from Financing Activities                         3,112,977              1,642,053
                                                               -----------            -----------

Increase (decrease) in cash and cash equivalents                   322,543               (334,075)
Cash and cash equivalents at beginning of period                   287,156                378,658
                                                               -----------            -----------
Cash and cash equivalents at end of period                     $   609,699            $    44,583
                                                               ===========            ===========

               See notes to condensed consolidated financial statements.
                                       6

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
Supplemental disclosure of cash flow information:       2000           1999
                                                        ----           ----
a. Cash paid during the period for:

       interest                                      $  321,489     $  320,321
                                                      ---------     ----------
       income taxes                                  $      800     $      800
                                                     ----------     ----------

b. Noncash investing and financing transactions:
For the period ended June 30, 1999:

     Purchase of Canadian real estate in exchange for 975,000 shares of convertible preferred stock and assumption of a mortgage in the amount of $987,755.

     Issuance of 55,650 shares of common stock in satisfaction of notes payable in the amount of $129,009.

     Issuance of 600,000 shares of common stock as a commission with respect to the acquisition of Videocall International Corp, total value of $2,250,000.

     Cancellation of an advance payable in the amount of $30,000 in exchange for 7,500 shares of common stock.

     Issuance of 19,841,400 shares of common stock pursuant to the merger of Videocall International Corp. with Talk Visual Corporation.

For the period ended June 30, 2000:

     Conversion of the Convertible Discounted Loan Notes into 495,000 shares of common stock, previously issued, for the outstanding balance of the note in the amount of $386,100.

     Cashless exercise of an Option to purchase 900,000 shares of common stock at $0.25 per share, at a market price of $3.875 for a total issue of 841,935 shares.

                               TALK VISUAL CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2000, the results of operations for the six months ended June 30, 2000 and June 30, 1999, and the cash flows for the six months ended June 30, 2000 and June 30, 1999 are included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 1999, filed as part of the Company's Annual Report on Form 10-KSB.


Prior Period Restatement

The Company, prior to February, 1999, was known as Legacy Software, Inc., a developer of educational entertainment software. In September of 1998, an agreement and plan of merger between Legacy Software, Inc. ("Legacy")and Videocall International Corp ("Videocall") was announced, but didn't take effect until June of 1999. Videocall was a development stage company in the telecommunications industry. During the fourth quarter of 1998, key officers of Videocall were elected as directors and officers of Legacy, and effective at the end of December, the business activity of Legacy was changed to focus on the business activity of Videocall. Even though the stock-for-stock transaction merger was approved by the stockholders of both companies in June of 1999, as a result of the common control and change of business activities, these financial statements, as reflected in the December 31, 1999 form 10-KSB, report the combined operations of both companies as if the merger had occurred at December 31, 1998.

A summary of the adjusted amounts for the six months ended June 30, 1999, in comparison to amounts reported on the June 30, 1999 10-QSB is as follows:

                                           Reported on
                                          6/30/99 10-QSB        Restated
                                          --------------     --------------
Total Revenue                              $  131,508         $  545,629

Total Expenses                              2,602,853          3,862,398

Loss From Operations                       (2,471,345)        (3,316,769)

Net Loss Applicable to
     Common Shares                         (2,511,244)        (3,665,134)

Net Loss per Common Share
     Basic and Diluted                       ($0.37)            ($0.15)

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

The Company collected $1,929,293 of its subscriptions receivable, $591,000 in option exercise payments, $1,200,000 in private placement funds and $446,900 due from the Chairman, during the six months ended June 30, 2000. The Company is pursuing refinancing of the Sacramento property and has received a term sheet proposing $6,600,000 of first mortgage financing. This refinancing would make $2,100,000 available to the Company, after satisfying existing debt on the property. Additionally, the Chairman of the Company has made a guarantee to fund or obtain funding to meet the obligations and working capital needs of the Company. Finally, the Company has entered into a placement agreement with an investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000. In connection with the proposed offering, the Company signed a Common Stock Purchase Agreement with a private investor for an amount of up to $15 Million, on July 28, 2000. See the discussion below for more information. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the Chairman's funding obligation, the recently signed Common Stock Purchase Agreement and the proposed equity offering, Management believes that there should be sufficient capital to meet the needs of the Company for the next thirteen months.



(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution thereof. All the issued securities were restricted securities, under Rule 144, or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

On June 29, 2000, the Company issued 841,935 shares of common stock from the cashless exercise of 900,000 warrants, at $0.25 per share.

On June 29, 2000, the Company issued 155,000 shares of common stock to two vendors for services rendered, at a price of $0.4375 per common share for a total value of $67,813.

On June 29, 2000, the Company issued 2,250 shares of common stock to an employee pursuant to an employment letter of agreement, at a price of $0.4375 per common share for a total value of $914.

On June 29, 2000, the Company issued 3,412,968 shares of common stock under a private placement subscription pursuant to the agreement of the preferred shareholders to contribute $1.00 per converted common share received after the first 3,348,500 common shares. The shares were issued at a price of $0.3516 per share, based on the average closing price for the day of funding and two days prior to the funding, at a twenty five percent discount. Included in the total subscription, was 1,137,656 shares to Overseas Communications Ltd., a foreign corporation which is 33% owned by the Chairman of the Company.

(4) Segment Information

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows:

                              Rental          Telecom         Total
                            ----------      ----------      ----------
June 30, 2000
Net revenue                 $  626,414      $  113,474      $  739,888
Depreciation/amortization      117,474          67,538         185,012
Income (loss)before
 extraordinary item            (90,193)     (1,986,694)     (2,076,887)
Assets, net                 10,914,469       3,436,806      14,351,275

June 30, 1999
Net revenue                    527,189          18,440         545,629
Depreciation/amortization       74,766          23,892          98,658
Loss                          (344,966)     (3,289,293)     (3,634,259)
Assets, net                 10,770,953       3,140,135      13,911,088


(5) Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(6) Subsequent Events

On July 3, 2000, the Company hired Pedro D. Sanchez as Chief Technical Officer. Mr. Sanchez has an extensive background in computer telephony and telco system design, testing, deployment and management.

For the period July 17, 2000, through August 3, the Company received $1,295,000 in private placement funds as part of the commitment made by the preferred shareholders to contribute funds on the conversion of the preferred shares into common shares. A total of 3,169,120 shares were issued at prices ranging from $0.3125 to $0.5517.

On July 28, 2000, the Company signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of the Company's common stock, subject to the effectiveness of a Registration Statement to be filed with the Securities Exchange Commission. The issuance of the common stock to be sold to the private investor under the Common Stock Purchase Agreement will not be registered under the Securities Act of 1933. However, the Company plans to file a Registration Statement on Form SB-2 covering the resale of the shares by the investor. The Company's ability to draw down on the $15 million that the investor is committing for the purchase of the common stock is conditioned on the SB-2 being declared effective by the SEC. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million.

It was announced on August 10, 2000, that the Company's Chairman of the Board, Mr. Michael Zwebner, had been elected to the Board of Sector Communications, Inc. Sector Communications, Inc. is listed on the Over the Counter Bulletin Board under the symbol SECT.

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


BUSINESS AND ORGANIZATION

Talk Visual Corporation and its subsidiaries (collectively the "Company"), provides videocalling services through its wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, the Company sells telecommunications services and equipment through its retail outlets and over the internet. The Company sells through its national sales staff, retail and Web based outlets, its own privately labeled desktop video phone (model TV225), at a competitive price, along with providing a complete turnkey package for videocalling installation and call bridging services. With the hiring of Pedro Sanchez as Chief Technical Officer, the Company will move forward with its transmission and network technology expansion, particularly in the area of bridging voice and video calls over the IP network. The Company, through its wholly owned subsidiaries, also owns and operates commercial properties located in Sacramento, California and Toronto, Canada.


PROPOSED ACQUISITIONS

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., parent company to YAK Communications Canada, Inc.("YAK"). The letter of intent was amended July 2, 2000, to acquire 51% to 60% of the outstanding common stock. YAK is a leading Dial-Around service provider in Canada, with annual revenues of $12 million (Cdn). YAK Communications (USA) Inc. is owned 32% by parties related to the Company. The Company has engaged an independent international consulting firm to render an opinion of valuation for this acquisition. The consideration is $.50 and four shares of Talk Visual common stock for each YAK share. YAK has 3,852,000 shares outstanding. The Company has also agreed to lend up to $5 million to YAK. This agreement is subject to change based upon the valuation and Board approval.

On May 30, 2000, the Company issued a letter of intent to acquire a R & D engineering, manufacturing and leading provider of PC-based data communications test and network products located in the Mid-Atlantic region. Preliminary terms of the acquisition call for a purchase price of about $5,000,000, with $1,650,000 paid in cash at closing. The balance is to be paid for by a combination of secured notes, convertible debentures and restricted stock. The Company is currently negotiating the specific terms of the acquisition and performing its due diligence.

On June 26, 2000, pursuant to an asset purchase agreement, the Company took possession of eleven retail telephone call shops owned and operated by Various Business Management, Inc. The consideration for the acquisition consists of $350,000 in cash and 1,066,718 shares of the Company's common stock. An 8-K report, reflecting the closing date of July 20, 2000, was filed on August 3, 2000.

On July 26, 2000, the Company issued a letter of intent to acquire the assets of a Canadian retail pager sales and service company. The letter calls for an asset only, all cash transaction, for a purchase price of between a minimum of $500,000 (Cdn.) to a maximum of $2,100,000 (Cdn.) based on the number of active accounts during a twenty four month period following closing. The offer is conditional upon other terms in a purchase and sale agreement and Board approval.



GENERAL

The Company has embarked on an aggressive program to develop videocalling retail locations, joint venture partners and sales of the desktop videophone model TV225. At June 30, 2000, the Company employed 47 full and part-time employees in the telecommunications operations and nine full and part-time employees in the real estate operations.

Under the direction of the Company's Chief Technical Manager and its V.P. of Internetworking Systems, the Company is deploying wireless communication systems for carrying voice, data and videocalls over its network. Additionally, the Company has tested and began deploying the bridging of ISDN based videocalls over the internet and full motion, high quality videocalls entirely over the internet protocol. The Company's goal is to provide videocall technology over multiple platforms at reasonable costs and thus be able to deliver it to large segments of the population.

Expansion is planned through an aggressive program of acquisition, opening new retail sites, forming joint ventures with other telecom providers, network buildout of equipment and telecom facilities and expanding the telecom product offerings in all physical and Internet retail sites.

During this reporting period and up to July 31, 2000, the Company has achieved the following:

- Signed an engagement letter with a major investment banking firm to act as its exclusive agent to provide up to $75,000,000 of financing through the placement of the Company's common stock. In connection with that engagement letter, the Company signed a Common Stock Purchase Agreement with a private equity investor. The private investor has committed to purchase up to $15 million of the Company's common stock, subject to the effectiveness of a Registration Statement to be filed with the Securities Exchange Commission.

- received $2,495,000 in private placement funds as part of the commitment made by the preferred shareholders to contribute funds on the conversion of the preferred shares into common shares.

- successfully tested a global home and office entertainment service delivered through the Company's TV225 videophone. This service allows users to see and hear movies, international news, weather, live interactive entertainment and other content over ISDN lines. The Company has entered into an agreement with EnterTech Media Group, Inc. to deliver content through this medium. The service was successfully demonstrated at the Cannes Film Festival in May, 2000.

- began selling long distance phone service through a new web site, as a reseller for Capsule Communications, Inc. Via a unique electronic "letter of authorization" and an efficient web based ordering system, the Company has employed it's e-commerce expertise to market low cost long distance services.

- unveiled the Company's ISDN to IP/IP to ISDN commercial bridging service, with technology provided by RADvision. This service permits any ISDN videoconference unit to link to any IP or ISDN video-enabled system in the world.

- pursuant to an asset purchase agreement, the Company took possession of eleven retail telephone call shops in the New York and New Jersey market areas. With this acquisition, the Company will add about 35 new employees and anticipates annual sales of $2,000,000 from the operations.

- hired a Chief Technical Officer, Pedro Sanchez, with an extensive background in computer telephony and telco system design, testing, deployment and management. Mr. Sanchez's background will serve the Company to build its own network into Europe and Latin America and run video, voice and data over the PSTN and global IP networks. His valuable experience with remote VSATs in Latin America, and their interconnect with local PTTs through SatMex V, rounds out his experience with transmission and network technologies. The Company anticipates to incur major additional capital and research and development expense in the build out and expansion of the network over the next two quarters.

- signed an accord with Bellsouth to provide ISDN turn-key solutions at very market competitive pricing, and complete the comprehensive ISDN service offering in conjunction with the Company's contract to offer Sprint Long Distance ISDN service.

- issued a letter of intent to acquire 7,000 to 25,000 active pager accounts from a Canadian retail pager sales and service company. The letter calls for an asset only, all cash transaction, for a purchase price of between a minimum of $500,000 (Cdn.) to a maximum of $2,100,000 (Cdn.) based on the number of active accounts during a twenty four month period following closing.

- signed an exclusive agreement with the Mexican telephone company, TelMex, to create an inter-operability relationship between all of the Company's locations in the United States and ninety one of TelMex's locations throughout Mexico. The Company anticipates this will open significant videocall traffic opportunities.


MATERIAL COMMITMENTS

On June 30, 2000, the Company signed a purchase agreement with NACT Telecommunications, Inc. for the World Accesss telecommunications switch with a list price of $324,145.


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


RESULTS OF OPERATIONS

For the three months ended June 30, 2000 compared to the three
---------------------------------------------------------------
  months ended June 30, 1999.
  ----------------------------

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company became operational with the launch of its videocalling services. Additionally, during the fourth quarter of 1999 and continuing into the current year, the Company commenced selling other telecommunications services and equipment through its retail outlets and over the internet. The increase in sales of $74,391 for the three months ended June 30, 2000 in comparison to the three months ended June 30, 1999, reflected sales activities in the retail stores and equipment sales of the TV225, which did not exist in the prior year.

Cost of equipment sales, telecommunication services and retail operation expenses totaled $295,201 for the three months ended June 30, 2000. This amount represents costs associated with the Company's seven wholly owned retail stores, cost of equipment sold and the beeperforabuck web sales activities.

Research and product development costs decreased $79,389 during the second quarter in 2000 as compared to the same period in 1999. During 1999, the Company was in the process of developing its world wide web based reservation system and other software and hardware needs of the videocalling operation. By the August, 1999 operational date, a substantial amount of the development work had been completed and accordingly expenses were reduced in the current year.

General and administrative (which includes marketing expenses) in the three month period ended June 30, 2000, were $211,930 lower than the expenses incurred during the same period ended June 30, 1999. During the three month period ended June 1999, the Company paid compensation and consulting expenses which were not incurred in the period ended June 30, 2000.

Interest expense decreased $49,301 from $192,883, for the three months ended June 30, 1999 to $143,582 for the three months ended June 30, 2000. This decrease was a result of the payoff of $386,100 of the convertible discounted loan notes and the elimination of late charges incurred during 1999 on the Sacramento property first mortgage.

For the six months ended June 30, 2000 compared to the six
----------------------------------------------------------
  months ended June 30, 1999.
  ----------------------------

Telecommunication services, software and product sales increased $94,779 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase resulted from sales of telephone products in the stores and sales of the Company's TV225 videocalling equipment, which did not exist in 1999.

Real estate revenue increased $96,045 for the comparative periods ending June 30, 2000 and 1999, as a result of higher occupancy at the Sacramento building and ownership for the full six months in 2000 of the Canadian property compared to three months of ownership in 1999.

Cost of equipment sales, telecommunication and retail operation expenses increased $473,481 to $476,685 for the six months ended June 30, 2000, compared to $3,204 for the six months ended June 30, 1999. This increase reflects the operation of the Company's retail locations, cost of equipment sold and the beeperforabuck web sales activities, which did not exist in 1999. The expense amount of $3,204 for the six months ended June 30, 1999 is attributable to costs of software sales.

The increase of $86,354 of depreciation expense for the six months ended June 30, 2000 in comparison to the same period ended June 30, 1999, represents capital assets acquired and put in service following the commencement of operations after August, 1999, and improvements to the real estate in Sacramento.

General and administrative expenses incurred in the six months ended June 30, 1999 totaled $3,351,255 and for the six months ended June 30, 2000, totaled $1,700,963, for a decrease of $1,650,292. Of this decrease, $1,535,613 was attributable to consulting services paid for in 1999 that were not incurred in 2000. The majority of the 1999 consulting services were for assistance in financing, investor relations and public relations services and were paid for with common stock.

In connection with the acquisition of the Sacramento property, the Company incurred a short term non-interest bearing obligation of $1,000,000. The short term obligation to the seller of $1,000,000 was renegotiated and partially paid down on February 19, 1999. Under the renegotiated note, the Company paid an advance against leasehold improvements in the amount of $350,000 and a principal payment of $107,000, leaving a balance due of $893,000 on the renegotiated note, adjusted for certain offsets. On March 29, 2000, the holder of the note signed a settlement agreement in which it accepted a cash payment of $450,000 and 100,000 shares of common stock in full payment of this obligation. The net result of this transaction resulted in the recognition of a gain on debt forgiveness totaling $122,347. This is reported as an extraordinary item in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2000.



LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,044,855 in cash outflows from operating activities for the six months ended June 30, 2000, compared to cash outflows of $704,924 for the six months ended June 30, 1999. This increase in outflows of $1,339,931 primarily resulted from the payment of accounts payable and the increase in inventory over the balances carried at the end of the same period in 1999.

Cash used in investing activities for the six months ended June 30, 2000, totaled $745,579, compared to $1,271,204, for the same period in 1999. The Company purchased less property and equipment during the first six months of the current year compared to the same six months in 1999, which accounted for the decrease in cash expenditures for investing activities.

Net cash from financing activities increased in the six months ended June 30, 2000, by $1,470,924, over the six months ended June 30, 1999. This increase resulted from the receipt of option exercise proceeds, receipt of $1,200,000 of private placement proceeds offset by an increase in payments on long term debt over the amount paid in the same prior year period.


The Company collected $1,929,293 of its subscriptions receivable, $591,000 in option exercise payments, $1,200,000 in private placement funds and $446,900 due from the Chairman, during the six months ended June 30, 2000. These receipts total $4,167,193. These funds were used to retire long term debt, pay down on accounts payable and other liabilities, purchase property and equipment, inventory and place funds on deposit in consumating the acquisition of the eleven retail stores. The Company has a current operating cash utilization (or "burn") rate of about $308,700 per month. The Company is pursuing refinancing of the Sacramento property and has received a term sheet proposing $6,600,000 of first mortgage financing. This refinancing would make $2,100,000 available to the Company, after satisfying existing debt on the property. The Company has entered into a placement agreement with an investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000. In connection with the proposed offering, the Company signed a Common Stock Purchase Agreement with a private investor for an amount of up to $15 Million, on July 28, 2000. The preferred shareholders have agreed to contribute one dollar for each share of common stock received on the conversion of the preferred to common after the first 3,348,500 shares for a total commitment of $13,365,881. As of June 30, 2000, there remains $12,193,791 due to the Company under this commitment. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the preferred shareholder's subscription commitment, the recently signed Common Stock Purchase Agreement and the proposed equity offering, Management believes that there should be sufficient capital to meet the needs of the Company for the short and long term growth of the Company.

PART II - OTHER INFORMATION

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

Date:  August 11, 2000         TALK VISUAL CORPORATION


                               /s/ CLINTON H. SNYDER
                               ----------------------------
                               Clinton H. Snyder
                               Chief Financial Officer
                               (Duly Authorized Officer and Principal
                               Financial and Accounting Officer)