Form 10QSB
period 2000-09-30
TALK VISUAL CORP
filed 2000-11-14
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                     OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                            Yes   X        No
                                -----          ------
There were 67,409,654 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                     INDEX

                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at September 30, 2000 and
                December 31, 1999.                                       3

                Statements of Operations for the three
                months ended September 30, 2000 and 1999,
                and for the nine months ended
                September 30, 2000 and 1999.                             5

                Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999.                6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          11

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           17

Item 4.     Submission of Matters to a Vote of Security Holders         17
Item 6.     Exhibits and Reports on Form 8-K                            18

Signatures                                                              18

                           TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30,       DECEMBER 31,
                                                    2000             1999
                                                ----------        -----------
                                                (unaudited)

                                   ASSETS

CURRENT ASSETS

   Cash and cash equivalents                    $   485,766       $   287,156
   Accounts receivable, net of allowances           149,887            46,031
   Inventory                                        147,168            25,853
   Other receivables                                555,575           530,319
   Stock subscriptions receivable                         -         1,908,790
   Marketable securities                             65,150           180,043
   Other current assets                             299,545            56,172
                                                -----------       -----------
   Total current assets                           1,703,091         3,034,364

PROPERTY AND EQUIPMENT, net                      11,966,995        11,477,805

ADVANCES TO RELATED ENTITIES                        609,329           675,102

OTHER ASSETS                                      2,485,689           451,118
                                                -----------       -----------
   TOTAL                                        $16,765,104       $15,638,389
                                                ===========       ===========












               See notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (continued)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2000           1999
                                                    ----------      -----------
                                                    (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                              $   290,493     $ 1,571,634
    Accounts payable                                    917,721         918,780
    Accrued expenses                                    175,394         248,824
    Other current liabilities                            86,959          52,828
                                                    -----------     -----------
    Total current liabilities                         1,470,567       2,792,066

LONG-TERM DEBT, net of current portion                5,397,026       5,372,001
                                                    -----------      ----------
   TOTAL LIABILITIES                                  6,867,593       8,164,067
                                                    -----------      ----------

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred stock - liquidation value
      $1 per share, par value $.001 per
      share, 25,000,000 shares authorized; 186,452
      and 975,000 shares issued and outstanding             187             975

    Common Stock, par value $.001 per share,
      100,000,000 shares authorized; 64,202,416
      and 32,060,977 shares issued and outstanding       64,202          32,061

    Common stock subscribed                               1,803           4,241
    Additional paid in capital                       22,175,577      16,409,119
    Accumulated deficit                             (10,677,074)     (7,221,561)
    Accumulated other comprehensive loss               (803,430)       (688,537)
    Stock subscriptions receivable                     (863,757)     (1,061,976)
                                                    -----------     -----------
   Total Stockholders' Equity                         9,897,511       7,474,322
                                                    -----------     -----------
       TOTAL                                        $16,765,104     $15,638,389
                                                    ===========     ===========








               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               THREE MONTHS ENDED SEPT 30,         NINE MONTHS ENDED SEPT 30,
                                               ---------------------------          -------------------------
                                                 2000              1999                2000            1999
                                               ---------         ---------          ---------     -----------
REVENUE

   Telecommunication services, software
      and product sales                        $ 774,241         $   1,569          $ 884,280     $    16,829
   Real estate revenue                           324,581           272,500            954,430         802,869
   Other income                                    8,762                 -              8,762               -
                                               ---------         ---------          ---------     -----------

Total revenue                                  1,107,584           274,068          1,847,472         819,697
                                               ---------         ---------          ---------     -----------

COSTS AND EXPENSES
   Cost of equipment sales, telecommunication
      and retail operation expenses            1,193,095           144,435          1,669,780         147,639
   Depreciation and amortization                 130,941            83,497            315,953         182,155
   Research & product development                      -            24,903             10,000         143,227
   Real estate operations                        218,643           124,317            461,818         415,275
   General & administrative                      771,254           609,698          2,472,217       3,960,952
                                               ---------         ---------          ---------     -----------

Total costs and expenses                       2,313,933           986,850          4,929,768       4,849,248
                                               ---------         ---------          ---------     -----------

LOSS FROM OPERATIONS                          (1,206,349)       (  712,782)        (3,082,296)     (4,029,551)
                                               ---------         ---------          ---------     -----------

OTHER INCOME (EXPENSE)
     INTEREST EXPENSE                           (172,460)         (165,850)          (496,346)       (489,546)
     INTEREST INCOME                                 184                 3                783           6,209
                                               ---------         ---------          ---------     -----------
                                                (172,276)         (165,847)          (495,563)       (483,337)

LOSS BEFORE EXTRAORDINARY ITEM                (1,378,625)       (  878,629)        (3,577,859)     (4,512,888)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING                -                 -            122,347               -
                                               ---------         ---------          ---------     -----------
NET LOSS                                      (1,378,625)       (  878,629)        (3,455,512)     (4,512,888)

DIVIDENDS ON PREFERRED STOCK                           -            23,156                  -          30,875
                                               ---------         ---------          ---------     -----------
NET LOSS APPLICABLE TO COMMON SHARES         $(1,378,625)      $(  901,785)       $(3,455,512)    $(4,543,763)
                                               =========         =========          =========     ===========

NET LOSS PER COMMON SHARE BASIC (1)
      BEFORE EXTRAORDINARY ITEM                   ($0.02)          ($0.03)            ($0.08)         ($0.18)
      EXTRAORDINARY ITEM                               -                -              $0.00               -
                                                  ($0.02)          ($0.03)            ($0.08)         ( 0.18)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD          57,011,342        28,305,767         45,302,236      25,460,607

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month and nine month periods ended September 30, 2000 and 1999.

               See notes to condensed consolidated financial statements.

                                TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          NINE MONTHS ENDED SEPT 30,
                                                          --------------------------
                                                             2000           1999
                                                           --------       --------
Cash Flows From Operating Activities:
Net Loss                                                 $(3,455,512)   $(4,512,888)

Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization                              315,879        182,155
  Amortization of product development costs                   12,000           -
  (Gain) loss on stock exchanged for debt                   (122,347)         1,563
  Issuance of common stock in exchange for services          150,799      2,251,387

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                 (103,856)        63,037
   Inventory                                                (121,315)        (8,739)
   Other receivables                                         (25,256)       (25,973)
   Other current assets                                     (243,373)        71,437
   Accounts payable                                          (35,209)       789,047
   Accrued expenses                                          (73,430)        95,097
   Other current liabilities                                  34,131         21,539
                                                           ---------      ---------
      Net Cash from Operating Activities                  (3,667,489)    (1,072,337)
                                                           ---------      ---------
Cash Flows From Investing Activities:
   Purchase of property and equipment                       (757,440)    (1,217,307)
   Disposal of marketable securities                               -         89,210
   Advances - related parties                                 65,773        (83,535)
   Acquisition of retail stores                             (350,000)             -
   Deposits and other                                        (93,754)          (868)
                                                           ---------      ---------
      Net Cash from Investing Activities                  (1,135,421)    (1,212,500)
                                                           ---------      ---------
Cash Flows from Financing Activities:
   Borrowings on debt                                        111,533        350,000
   Payments on notes payable and long term debt             (549,537)      (275,624)
   Proceeds from exercise of options on common stock         593,500           -
   Collections on stock subscriptions receivable           1,921,290      1,900,000
   Proceeds from private placements of common stock        3,045,000              -
   Cash dividend payments                                       -           (30,875)
   Other                                                    (120,270)        20,390
                                                           ---------      ---------
      Net Cash from Financing Activities                   5,001,520      1,963,891
                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents             198,610       (320,947)
Cash and cash equivalents at beginning of period             287,156        378,658
                                                           ---------      ---------
Cash and cash equivalents at end of period                $  485,766     $   57,711
                                                           =========      =========


               See notes to condensed consolidated financial statements.

                               TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                     (continued)

                                                      NINE MONTHS ENDED SEPT 30,
                                                      --------------------------
Supplemental disclosure of cash flow information:        2000           1999
                                                         ----           ----
a. Cash paid during the period for:

       interest                                       $  423,681     $  441,041
                                                       ---------     ----------
       income taxes                                   $    5,970     $      800
                                                       ---------     ----------

b. Noncash investing and financing transactions:
For the period ended September 30, 1999:

     Purchase of Canadian real estate in exchange for 975,000 shares of convertible preferred stock and assumption of a mortgage in the amount of $987,755.

     Issuance of 55,650 shares of common stock in satisfaction of notes payable in the amount of $129,009.

     Issuance of 600,000 shares of common stock as a commission with respect to the acquisition of Videocall International Corp., total value of $2,250,000.

     Cancellation of an advance payable in the amount of $30,000 in exchange for 7,500 shares of common stock.

     Issuance of 19,841,400 shares of common stock pursuant to the merger of Videocall International Corp. with Talk Visual Corporation.


For the period ended September 30, 2000:

     Conversion of the Convertible Discounted Loan Notes into 495,000 shares of common stock, previously issued, for the outstanding balance of the note in the amount of $386,100.

     Cashless exercise of an Option to purchase 900,000 shares of common stock at $0.25 per share, at a market price of $3.875 for a total issue of 841,935 shares.

     Exercise of Options to purchase 1,750,000 shares of common stock at $0.4375 per share in exchange for notes receivable in the amount of $765,625.

     Issuance of 3,000,000 shares of common stock pursuant to a joint venture agreement with EnterTech Media Group for 3,333,333 shares of EnterTech Media common stock at a total value of $1,078,200.

     Issuance of 1,066,718 shares of common stock under the terms of the acquisition of eleven retail stores in New York and New Jersey from Various Business Management Corporation at a total value of $550,000.

                               TALK VISUAL CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2000, the results of operations for the nine months ended September 30, 2000 and September 30, 1999, and the cash flows for the nine months ended September 30, 2000 and September 30, 1999 are included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 1999, filed as part of the Company's Annual Report on Form 10-KSB.

Prior Period Restatement

The Company, prior to February, 1999, was known as Legacy Software, Inc., a developer of educational entertainment software. In September of 1998, an agreement and plan of merger between Legacy Software, Inc. ("Legacy")and Videocall International Corp. ("Videocall") was announced, but didn't take effect until June of 1999. Videocall was a development stage company in the telecommunications industry. During the fourth quarter of 1998, key officers of Videocall were elected as directors and officers of Legacy, and effective at the end of December, the business activity of Legacy was changed to focus on the business activity of Videocall. Even though the stock-for-stock merger was approved by the stockholders of both companies in June of 1999, as a result of the common control and change of business activities, these financial statements, as reflected in the December 31, 1999 Form 10-KSB, report the combined operations of both companies as if the merger had occurred at December 31, 1998.

A summary of the adjusted amounts for the nine months ended September 30, 1999, in comparison to amounts reported on the September 30, 1999 Form 10-QSB is as follows:

                                           Reported on
                                       9/30/99 Form 10-QSB      Restated

                                          --------------     --------------
Total Revenue                              $  405,576         $  819,697

Total Expenses                              3,589,702          4,849,248

Loss From Operations                       (3,184,126)        (4,029,551)

Net Loss Applicable to

     Common Shares                         (3,389,872)        (4,543,763)

Net Loss per Common Share

     Basic and Diluted                       ($0.26)            ($0.18)

(2) Financial Condition and Liquidity

Since inception, the Company has incurred significant net losses and expects to continue to incur losses through year end. The Company is dependent on revenues from the real estate operations, investor stock subscriptions, and short term and long term borrowings to supplement retail videocalling and telecommunication product sales for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

The Company collected $1,929,293 of its subscriptions receivable, $591,000 in option exercise payments, $3,045,000 in private placement funds and $446,900 due from the Chairman, during the nine months ended September 30, 2000. The Company is pursuing refinancing of the Sacramento property in the amount of $6,250,000 of first mortgage financing. This refinancing is anticipated to close during the first week of December, 2000. The property currently carries $4,500,000 of existing debt and has a value of $11,000,000 based on an independent appraisal. Additionally, the Chairman of the Company has made a guarantee to fund or obtain funding to meet the obligations and working capital needs of the Company not met by other funding sources. The Company also has a funding agreement by the preferred stockholders to purchase one dollar of common shares per preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. At September 30, 2000, the preferred shareholders had contributed $3,045,000 toward that commitment. Finally, the Company signed a Common Stock Purchase Agreement with a private investor for an amount of up to $15 Million, on July 28, 2000, pursuant to an equity funding agreement. See the discussion below for more information. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the Chairman's funding obligation, the preferred shareholders' conversion commitment and the Common Stock Purchase Agreement under the equity offering, Management believes that there should be sufficient capital to meet the needs of the Company for a period exceeding the next twelve months.

On August 24, 2000, the Company signed a proposal from RCC Finance Group, Ltd., for a Master Lease Line in the amount of $1,000,000. Upon acceptance, the Company plans on utilizing this lease line to acquire switching and bridging equipment as part of the network buildout.

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

The Company issued 2,896,371 shares of common stock under various private placement subscriptions pursuant to the agreement of the preferred shareholders to contribute $1.00 per converted common share received after the first 3,348,500 common shares. The shares were issued at prices ranging from $0.2774 to $0.5517 per share, based on the average closing price for the three days prior to the funding, at a twenty five percent discount. Included in the subscriptions, were 317,187 shares to the Chairman of the Company.

The Company issued 1,066,718 shares of common stock to Various Business Management Corporation as part of the acquisition of eleven New York and New Jersey retail stores on July 20, 2000. The issued shares were valued at $0.5156 per share, for a total of $550,000.

On August 28, 2000, the Company issued 1,750,000 shares of common stock upon the exercise of options, at $0.4375 per common share. The options were exercised by two officers of the Company.

On September 27, 2000, the Company issued 3,000,000 shares of common stock in exchange for 3,666,000 shares of common stock of EnterTech Media Group, Inc., pursuant to a joint venture agreement dated April 1, 2000. The transaction had a value of $1,078,000 or $0.3594 per Talk Visual common share.As a result of this stock exchange, the Company owns 20.3% of EnterTech Media Group, Inc.

On September 29, 2000, the Company issued 2,500 shares of common stock to an employee pursuant to an employment letter of agreement, at a price of $0.3594 per common share for a total value of $899.

At September 30, 2000, the Company had received $845,000 against various stock subscriptions for common stock at prices ranging from $0.3594 to $0.4336 per share. The Company is obligated to issue 1,962,957 shares under these stock subscriptions.

(4) Segment Information

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows:

                              Rental          Telecom         Total
                            ----------      ----------      ----------
September 30, 2000
Net revenue                 $  954,430      $  893,042      $1,847,472
Depreciation/amortization      182,372         133,581         315,953
Income (loss)before
 extraordinary item           (199,840)     (3,378,019)     (3,577,859)
Assets, net                 10,964,029       5,801,075      16,765,104

September 30, 1999
Net revenue                    802,868          16,829         819,697
Depreciation/amortization      140,298          41,857         182,155
Loss                          (255,329)     (4,257,559)     (4,512,888)
Assets, net                 11,078,694       4,834,512      15,913,206


(5) Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(6) Subsequent Events

On July 28, 2000, the Company signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of the Company's common stock, subject to the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission. The issuance of the common stock to be sold to the private investor under the Common Stock Purchase Agreement will not be registered under the Securities Act of 1933. However, the Company filed a Registration Statement on Form SB-2 covering the resale of the shares by the investor. On October 31, 2000, the Registration Statement became effective. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million. The Company has requested an initial draw in the amount of $700,000.

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

BUSINESS AND ORGANIZATION

Talk Visual Corporation and its subsidiaries (collectively the "Company"), provides videocalling services through its wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, the Company sells telecommunications services and equipment through its retail outlets and over the internet. The Company sells through its national sales staff, retail and Web based outlets, its own privately labeled desktop video phone (model TV225), at a competitive price, along with providing a complete turnkey package for videocalling installation and call bridging services. The Company is currently moving forward with its transmission and network technology expansion, particularly in the area of bridging voice and video calls over the IP network. The Company, through its wholly owned subsidiaries, also owns and operates commercial properties located in Sacramento, California and Toronto, Canada.

PROPOSED ACQUISITIONS

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., parent company to YAK Communications Canada, Inc.("YAK"). The letter of intent was amended July 2, 2000, to acquire 51% to 60% of the outstanding common stock. YAK is a leading Dial-Around service provider in Canada, with annual revenues of $12 million (Cdn). YAK Communications (USA) Inc. is owned 32% by parties related to the Company. The Company has engaged an independent international consulting firm to render an opinion of valuation for this acquisition. The consideration is $.50 and four shares of Talk Visual common stock for each YAK share. YAK has 3,852,000 shares outstanding. The Company has also agreed to lend up to $5 million to YAK. This agreement was approved by the Board on October 4, 2000. It is anticipated that this acquisition will close in the fourth quarter of 2000.

On September 28, 2000, the Company issued a letter of intent to acquire Frederick Engineering, Inc., a R & D engineering, manufacturing and leading provider of PC-based data communications test and network products located in the Mid-Atlantic region. The terms of the acquisition call for a purchase price of $5,250,000, with $850,000 paid in cash at closing. The balance is to be paid for by a combination of installment notes and common stock.

On July 26, 2000, the Company issued a letter of intent to acquire the assets of a Canadian retail pager sales and service company. The offer was withdrawn based on Management's determination made as a result of due diligence inquiries.

GENERAL

The Company has embarked on an aggressive program to develop videocalling retail locations, joint venture partners and sales of the desktop videophone model TV225. At September 30, 2000, the Company employed 94 full and part-time employees in the telecommunications operations and nine full and part-time employees in the real estate operations.

The Company continues its deployment of wireline and wireless communication systems for carrying voice, data and videocalls over its network. Additionally, the Company has tested and began deploying the bridging of ISDN based videocalls over the internet and full motion, high quality videocalls entirely over the internet protocol. The Company's goal is to provide videocall technology over multiple platforms at reasonable costs and thus be able to deliver it to large segments of the population.

Expansion is planned through an aggressive program of acquisitions, opening new retail sites, forming joint ventures with other telecom providers, network buildout of equipment and telecom facilities and expanding the telecom product offerings in all physical and Internet retail sites.

During this reporting period and up to November 10, 2000, the Company has achieved the following:

- Signed an engagement letter with a major investment banking firm to act as its exclusive agent to provide up to $75,000,000 of financing through the placement of the Company's common stock. In connection with that engagement letter, the Company signed a Common Stock Purchase Agreement with a private equity investor. The private investor has committed to purchase up to $15 million of the Company's common stock, under the Registration Statement which became effective October 31, 2000. The Company has commenced its drawdown of those funds to finance its operating and expansion plans.

- Received $3,045,000 in private placement funds as part of the commitment made by the preferred shareholders to contribute funds on the conversion of the preferred shares into common shares.

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

- Pursuant to an asset purchase agreement, the Company took possession of eleven retail telephone call shops in the New York and New Jersey market areas. As a result of this acquisition and the Company's aggressive marketing campaign in existing retail locations, telecom product and service sales for the three months ended September 30, 2000, totaled $774,241, compared to $1,569 for the same period in 1999.

- Signed an exclusive agreement with the Mexican telephone company, TelMex, to create an inter-operability relationship between all of the Company's locations in the United States and ninety one of TelMex's locations throughout Mexico. Traffic between the Company's retail stores and TelMex's locations has commenced during this reporting period.

- Signed a national product and service distribution agreement with VoiceStream(TM) and began a major sales campaign in the retail stores promoting the GSM wireless products.

- Opened or signed agreements to open, new video calling locations in the Dominican Republic, in conjunction with Codetel, Miami, Florida, as Company owned stores and Toronto, Canada, in conjunction with Quartet Services.

- Developed an exclusive Talk Visual wireless sales program for resale by 8,500 Postal Business Centers through an agreement with USXP. The rollout of this program is to occur in the fourth quarter of 2000.

- Executed an exclusive agreement to provide TV225 videophones to Global Tech Expos, a division of Sector Development, Inc. This agreement calls for the provisioning of up to 250 videophones along with other videoconferencing services and equipment, at job fairs held by Global Tech Expos for the next three years. Management anticipates substantial revenues from this agreement.

MATERIAL COMMITMENTS

On June 30, 2000, the Company signed a purchase agreement with NACT Telecommunications, Inc. for the World Access telecommunications switch with a list price of $324,145. The Company has paid $93,148 in deposits against this purchase.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2000 compared to the three
---------------------------------------------------------------
  months ended September 30, 1999.
  -------------------------------

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company became operational with the launch of its videocalling services. Additionally, during the fourth quarter of 1999 and continuing into the current year, the Company commenced selling other telecommunications services and equipment through its retail outlets and over the internet. Effective July 20, 2000, the Company took ownership of eleven retail stores in the New York and New Jersey market. These stores added substantial sales activities to the retail operations.The increase in sales of $772,672 for the three months ended September 30, 2000 in comparison to the three months ended September 30, 1999, reflected sales activities in the existing retail stores, the acquired retail stores and equipment sales of the TV225, which did not exist in the prior year.

Cost of equipment sales, telecommunication services and retail operation expenses totaled $1,193,095 for the three months ended September 30, 2000. This amount represents costs associated with the Company's eighteen wholly owned retail stores, cost of equipment sold and the beeperforabuck web sales activities.

There were no research and product development costs during the third quarter in 2000 as compared to an expense of $24,903 in the same period in 1999. During 1999, the Company was in the process of developing its world wide web based reservation system and other software and hardware needs of the videocalling operation. By the August, 1999 operational date, a substantial amount of the development work had been completed and accordingly expenses were minimal in the current year.

General and administrative expenses (which include marketing expenses) in the three month period ended September 30, 2000, were $161,556 higher than the expenses incurred during the same period ended September 30, 1999. This resulted from increased marketing activities and increased salary expense from staff expansion due to business activity expansion.

For the nine months ended September 30, 2000 compared to the nine
-----------------------------------------------------------------
  months ended September 30, 1999.
  -------------------------------

Telecommunication services, software and product sales increased $867,451 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. As previously stated, effective July 20, 2000, the Company took ownership of eleven retail stores in the New York and New Jersey market. These stores added substantial sales activities to the retail operations. The increase in sales reflected sales activities in the existing retail stores, the acquired retail stores and equipment sales of the TV225, which was not a product the Company sold in the prior year.

Real estate revenue increased $151,561 for the comparative periods ended September 30, 2000 and 1999, as a result of higher occupancy at the Sacramento building and ownership for the full nine months in 2000 of the Canadian property compared to six months of ownership in 1999. Occupancy at the Sacramento property currently stands at 90%, compared to 71% in 1999.

Cost of equipment sales, telecommunication and retail operation expenses were $1,522,141 for the nine months ended September 30, 2000, compared to $147,639 for the nine months ended September 30, 1999. This increase reflects the operation of the Company's newly acquired retail locations, cost of equipment sold and the beeperforabuck web sales activities, which did not exist in 1999.

The increase of $133,798 of depreciation expense for the nine months ended September 30, 2000 in comparison to the same period ended September 30, 1999, represents capital assets acquired and put in service following the commencement of operations after August, 1999, improvements to the real estate in Sacramento, the New York/New Jersey store acquisition and equipment acquired as part of the network buildout.

General and administrative expenses incurred in the nine months ended September 30, 1999 totaled $3,960,952 and for the nine months ended September 30, 2000, totaled $2,472,217, for a decrease of $1,488,735. Consulting services paid for in 1999 that were not incurred in 2000 totaled $1,535,613. The majority of the 1999 consulting services were for assistance in financing, investor relations and public relations services and were paid for with common stock.

In connection with the acquisition of the Sacramento property, the Company incurred a short term non-interest bearing obligation of $1,000,000. The short term obligation to the seller of $1,000,000 was renegotiated and partially paid down on February 19, 1999. Under the renegotiated note, the Company paid an advance against leasehold improvements in the amount of $350,000 and a principal payment of $107,000, leaving a balance due of $893,000 on the renegotiated note, adjusted for certain offsets. On March 29, 2000, the holder of the note signed a settlement agreement in which it accepted a cash payment of $450,000 and 100,000 shares of common stock in full payment of this obligation. The net result of this transaction resulted in the recognition of a gain on debt forgiveness totaling $122,347. This is reported as an extraordinary item in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,667,489 in cash outflows from operating activities for the nine months ended September 30, 2000, compared to cash outflows of $1,072,337 for the nine months ended September 30, 1999. This increase in outflows of $2,595,152 primarily resulted from the payment of accounts payable and the increases in inventory and accounts receivable over the balances carried at the end of the same period in 1999.

Cash used in investing activities for the nine months ended September 30, 2000, totaled $1,135,421, compared to $1,212,500, for the same period in 1999. The Company purchased less property and equipment during the first nine months of the current year compared to the same nine months in 1999, but invested $350,000 in cash in the New York/New Jersey store acquisition.

Net cash from financing activities increased in the nine months ended September 30, 2000, by $3,037,629, over the nine months ended September 30, 1999. This increase resulted from the receipt of option exercise proceeds, receipt of $3,045,000 of private placement proceeds offset by an increase in payments on long term debt over the amount paid in the same prior year period.

The Company collected $1,929,293 of its subscriptions receivable, $591,000 in option exercise payments, $3,045,000 in private placement funds and $446,900 due from the Chairman, during the nine months ended September 30, 2000. These receipts total $6,012,193. These funds were used to retire long term debt, purchase property, equipment, and inventory and consummate the acquisition of the eleven retail stores. The Company had an operating cash utilization (or "burn") rate of about $415,900 per month for the three months ended September 30, 2000. This compares to a burn rate of $308,700 for the prior six months ended June 30, 2000. The increase for the three months ended September 30, 2000, was due primarily to the integration of the eleven newly acquired stores, the hiring of telecom engineers for the network expansion and the expansion of the sales and marketing team to implement higher sales volume. The efforts of these expenditures are showing signs of paying off, and management anticipates reducing the increased burn rate significantly during the fourth quarter of 2000. The Company is pursuing refinancing of the Sacramento property in the amount of $6,250,000 of first mortgage financing. This refinancing is anticipated to close during the first week of December, 2000. The property currently carries $4,500,000 of existing debt and has a value of $11,000,000 based on an independent appraisal. The Company has entered into a placement agreement with an investment banking firm for a proposed offering of equity securities to provide capital to the Company in an amount of up to $75,000,000. In connection with the proposed offering, the Company signed a Common Stock Purchase Agreement with a private investor for an amount of up to $15 Million, on July 28, 2000. The registration statement in connection with the Common Stock Purchase Agreement became effective on October 31, 2000, and the Company has begun to draw funds under the agreement. The preferred shareholders have agreed to purchase one dollar of common stock for each share of common stock received on the conversion of the preferred to common after the first 3,348,500 shares for a total commitment of $13,365,881. As of September 30, 2000, there remains $10,348,791 due to the Company under this commitment. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, the refinancing of the Sacramento property, the preferred shareholders' subscription commitment, and the equity financing agreement, Management believes that there should be sufficient capital to meet the needs of the Company for the short and long term growth of the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on July 27, 2000. The directors elected at the meeting were:

                                       For           Withheld

                                       ------------  ------------
         Michael Cuzner-Charles          43,728,119    213,403
         David B. Hurwitz                43,728,119    213,403
         Eugene Rosov                    43,728,119    213,403
         Clinton H. Snyder               43,728,119    213,403
        Alexander H. Walker, Jr.         43,728,119    213,403
        Michael J. Zwebner               43,728,119    213,403

     Approval of the amendment to the 1995 Stock Option Plan:

                            For           Against         Withheld
                            ------------  --------------  ------------
                            22,711,914       354,074         25,150

     Ratification of the selection of Mayer Rispler & Company, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2000:

                            For           Against         Withheld
                            ------------  --------------  ------------
                            43,818,364       53,333         32,975

The foregoing matters are described in detail in the Company's proxy statement dated July 20, 2000 for the 2000 Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

                  Exhibit 11 -   Computation of Weighted Average Common Stock
                                       Shares Outstanding

                  Exhibit 27 -   Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

      Form 8-K dated August 3, 2000 reporting:
            Item 2, Acquisition and Disposition of Assets -
                  Disclosure of the acquisition of eleven retail stores located in New York and New Jersey, for $350,000 in cash and the issuance of 1,066,718 shares of common stock, for a total value of $900,000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2000        TALK VISUAL CORPORATION

                                /s/ CLINTON H. SNYDER
                              ----------------------------
                                    Clinton H. Snyder

                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)