Form 10KSB
period 2000-12-31
TALK VISUAL CORP
filed 2001-04-03
CIK 1007367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-KSB

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended    December 31, 2000
                                   ---------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934 (No Fee Required)

        For the transition period from ________to__________

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

  State issuer's revenues for its most recent fiscal year.  $3,194,459
                                                           ------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated, The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2001 was:
$3,989,600
----------

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         Common Stock,$.001 par value;
                         ------------------------------

                    91,106,043 shares as of March 29, 2001.
                    ---------------------------------------

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


                      Documents incorporated by reference:

    Document                                  Item (s) Into Which Incorporated
  -------------                               --------------------------------
    None


Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]  No [X]

                            TALK VISUAL CORPORATION

                                  Form 10-KSB

Table of Contents

Part I.                                                              Page No.
                                                                     --------

   Item 1.         Business                                                 4
   Item 2.         Facilities                                              14
   Item 3.         Legal proceedings                                       16
   Item 4.         Submission of matters to vote of security holders       16


Part II.
   Item 5.         Market for registrants' common equity and related       16
                   stockholder matters
   Item 6.         Management's discussion and analysis of financial       19
                   condition and results of operations
   Item 7.         Financial statements                                    26
                   (see table of contents, page 25)
   Item 8.         Changes in and disagreements with accountants           50




Part III.
   Item 9.         Directors and executive officers of the registrant      50
   Item 10.        Executive compensation                                  52
   Item 11.        Security ownership of certain beneficial owners and     55
                   management
   Item 12.        Certain relationships and related transactions          57
   Item 13.        Exhibits and reports on Form 8-K                        58

                                      PART I


Introductory Statement
----------------------

Except for historical information contained herein, the statements in the report (including without limitation, statements indicating that the registrant "expects", "estimates", "anticipates", "believes", "plans", "projects" or "intends" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, and actual results may differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to:

  - The registrant's ability to effectively manage its various businesses in a rapidly changing environment;
  - the timing of new product introductions; retail acceptance of the registrant's products;
  - the registrant's ability to adapt and expand its product offerings; the cost of, and demand for, customer service and technical support;
  - price pressures in the competitive environment; the consummation of possible acquisitions; and
  - the registrant's ability to integrate acquired operations into its existing business and manage growth.

Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-KSB.

ITEM 1.  BUSINESS

                               BACKGROUND

General
-------

Our company, Talk Visual Corporation, is a leading provider of voice and video telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Retail Operations and Sales Division has been expanding videocalling services through the establishment of contractual relationships and informal contact with public and private videocalling facility providers throughout Latin America, and in Europe, the Caribbean and North Africa. We have also been providing innovative desktop videocalling equipment to business and consumer users, along with superior quality business videoconferencing systems and all related telecommunications facilities. With our recently installed RADVision multi-point control and videobridging system, we are beginning to provide business and consumer users of ISDN desktop units, ISDN & internet videoconference systems, and desktop/laptop computer-based (IP) videocalling equipment with a broad range of connectivity services. These services allow businesses and individuals in developed and developing countries worldwide to communicate visually and aurally.

Integrated Digital Services Network, or "ISDN", is made up of two channels of digital signals sent over standard copper telephone lines. Because it is a digital signal, it can achieve information transfer rates of up to five times faster than standard analog lines which carry regular telephone calls.

In order to assertively pursue our ISDN and IP-based videoconferencing and videocalling services, and to develop a strong presence in and knowledge of the expatriate markets in the United States and abroad, we purchased and developed eleven retail locations in the greater New York/New Jersey area during fiscal year 2000. These eleven retail locations have emerged as a key revenue-producing segment of our retail activities. We continue to maintain within our operations or in partnership with others, additional retail locations and associated branch locations in Canada, the UK, Israel and Belgium. These retail locations provide a host of services, which include low-cost audio/visual communications designed for use by expatriates and the small home office marketplace. The videocalling services targeted to our market demographic segments brings high-quality audio and video communcications in real-time at reasonable rates to this group.

We continue to believe that there is a profound relationship between our core telecommunications products/services - voice and video telecommunications - and other tangential products/services offered through our retail operations. These products/services encourage and allow businesses and consumers international and domestic communication. To support these broad communications needs of target businesses and consumer market segments, our retail locations sell a wide selection of telecom-related products and services. These products include pagers, cellphones and videophones. The services provided include long-distance telephone calling in private booths in the store, with such services mediated by a cashier who collects payment from the customer after calls are completed ("call-shop services" - one of the principal products in the greater New York/New Jersey and Homestead/Miami retail locations), money transfer services, international package delivery and air travel ticket issuance. Our retail store operations in New York, New Jersey, Miami and Europe have allowed management detailed insight into the key requirements for success in the expatriate marketplace. During the course of fiscal year 2000, our networking into more than 1,000 videoconferencing locations in the United States, Canada, Europe, Latin America, Asia, and Africa has set the stage for the sale of business videoconferencing services, including bridging, multi-point provisioning, and ISDN/IP transcoding worldwide. Management believes that the continuing need for businesses to save money, combined with the ease and ever-improving quality of desktop and conference-room videoconferencing, will generate significant revenue in the coming year.

The Videophone Sales Division has been marketing two products. Initially, the Division sold a price-competitive ISDN-based video-telephone, the TV225. This sophisticated interactive video-appliance proved difficult to sell at its $1600 price point. Recently, we have been selling a second unit, the TV225a, provided by a new supplier. We also sell the underlying ISDN service. The Videophone Sales Division arranges a 128-Kilobit (or greater bandwidth) ISDN line for the customer, either with or without an equipment purchase. We rebill the customer for the service, which is provided by the Local Exchange Carrier who bills us. Long distance service through Sprint is also provided to our customers.

Our Carrier Sales Division, in conjunction with the accounting group, has been developing systems, processes, procedures and rate tables to resell international and domestic long distance voice services to business clients. In January 2001, we began to provide commercial business clients with such services. There are several reasons we believe that we will be able to provide both cost-competitive pricing and superior quality service to business customers. First, the telephone call-shop business is extraordinarily sensitive to quality; problems are visible to the call-shop managers instantly, and this feedback is communicated to the switching operation in Miami. Problems can therefore be perceived and generally corrected with exceptional rapidity. Unlike the conventional telecommunications business, in which connectivity problems at the wholesaler level very rarely reach the key customer service areas of a major telecom provider and proceed to resolution, our combined networks of in-store retail customer service and switching capabilities perforce creates a powerful quality feedback loop. As a result of this careful monitoring, we are able to negotiate an amalgamation of carriers, pricing and service quality levels which are ideally suited to the needs of business customers. Second, relative to pricing, our meaningful volumes of voice minutes allow for well-positioned negotiations on voice product pricing. Additionally, our relationship with YAK Communications Inc., a Canadian-based dial-around telecommunication provider, has allowed for a level of price negotiations normally reserved for carrier/users of far greater volumes of international and domestic minutes. Management believes that we are ideally positioned to launch a successful commercial telecommunications sales operation.

In addition to the development of carrier/business sales, the Carrier Sales Division has been working with the Videophone Sales Division to resell ISDN service to support 128-Kilobit and greater ISDN videophone calls. The Carrier Sales Division and the Videophone Sales Division were created in March 2000 for the purposes of bringing together the various aspects of our product and service sales plan. During 2000, we were also a reseller for US Wats, Inc. (now Capsule Communications, Inc.) long distance service through a special website designed for verifiable customer authorization for carrier designation. Capsule Communications provides competitive domestic and international tariffs on a direct-to-consumer basis, with reseller commissions forwarded automatically to us. We plan to replace the Capsule relationship with our own services, once those services have been properly authorized.

We believe that videocalling services will eventually become one of the high-growth areas of the telecommunication industry. We believe that our desktop units, combined with ISDN services, multi-point bridging and ISDN/IP transcoding service, will help to transform the videocalling field. Further, the new TV225a product and upcoming programs for the sale of IP videophones and IP-based computer video products will allow us to offer businesses and consumers a broad range of originating and terminating points for convenient videocalls. Our product and service mix has positioned us to participate in the projected growth of video telephonics. By providing equipment, services and especially retail locations for the processing of videocalls and other closely related communications products and services, we will stand as an established source when anticipated demand reaches higher levels.

Our company was organized as a Florida corporation in 1998 and merged with Talk Visual Corporation (formerly Legacy Software, Inc.), a Delaware corporation, pursuant to a merger agreement in 1999. As part of the merger, we became a Nevada corporation. We introduced the videocalling services, cellular telephone and pager sales products in early 1999 with the launch of our first corporate retail locations. Our principal executive office is located at 3550 Biscayne Boulevard, Suites 704, 705 and 706, Miami, Florida 33137 and our telephone number is (305) 572-0575.

                             DESCRIPTION OF BUSINESS

Retail Operations and Sales Division
------------------------------------

We introduced our first retail stores in early 1999 and offered connectivity to Company-owned locations by July 1999. We added 11 telephone call shops in the greater New York/New Jersey area in June 2000. These shops, with a particular focus on voice calling to Latin American destinations, began to turn a meaningful profit by year-end 2000; management anticipates that the net revenue from these operations will continue to grow throughout the coming fiscal year. During fiscal year 2001 we plan to enable most, if not all, of our greater New York/New Jersey shops with videocalling capability. With some four hundred Sprint-enabled locations and over 1,000 domestic and international videocalling rooms available through contractual and other inter-working agreements, we can offer videocalling services in most major cities worldwide.

We sell some or all of the following items out of the retail stores:

o        Telephone calls ("call-shop services")
o        Flower ordering and delivery
o        International Package Delivery
o        Money Transfer Services
o        Videocalls (domestic and international)
o        Prepaid phone cards and prepaid residential services
o        Cellular phones, pagers, and related accessories
o        High-speed Internet services, including free email
o        Sale and distribution of videotelephones and equipment

During fiscal year 2000 we made substantial strides in becoming an important and well-positioned provider of videocalling services to businesses and to expatriate populations. In addition, we have, as evidenced by our New York and New Jersey operations, demonstrated our ability to create, maintain and profitably develop voice communication call-shops and enable them with ancillary services which both retain customers and increase the security of the revenue stream. We continue to anticipate becoming the leading videocalling provider for small business and consumer videocalling services. Using our substantial voice traffic billing as a price negotiating lever, we have developed superior low-cost ISDN rates, and believe it is currently the lowest-cost provider in the United States and abroad of ISDN services combined with video-bridging and IP/ISDN transcoding. We purchase low-cost minutes from Sprint, Teleglobe, LinkNet and other carriers, and resell them to our customers and partner retailers. We plan to enter into the area of business-to-business voice, video and data resale, and to build a significant fraction of our growing revenue stream on the pricing leverage afforded by current voice volumes and carrier relationships.

We have used our group of carriers, and newly installed switching systems (December 2000) at our principal executive offices to carry voice traffic from New York, New Jersey, Brussels and London to key South American, Caribbean, Asian, African and European destinations. In order to bring phone calls from the various locations to the Miami-based switch, we have developed a virtual private frame relay network in the United States, and we are developing a similar virtual private IP network to connect the European locations in Belgium and the UK with the Miami switching location. The frame relay network was developed in conjunction with Sprint and consists of ten 128 kilobit private network circuits with a committed information rate (CIR) that assures adequate bandwidth for all call transmissions. Network gear was provided by NxNetworks. The NxNetworks equipment was chosen on the basis of best features for the price and highest reliability. The equipment supports a broad range of transmission methodologies and is software-enabled with powerful application tools that allow for continuous monitoring, remote configuration and simplicity of maintenance. We plan to use additional "slots" available in the equipment to provide ISDN-enabled backup for the primary frame relay transmission methodology. Since the gear supports multiple transport methodologies in a unified hardware and software applications platform, the NxNetworks technology is ideally suited to a resilient, redundant and reliable network functionality configured especially for the delivery of high-quality audio and video over frame relay, ISDN, and IP methodologies such as (X)DSL.

The frame relay network and supporting technology were chosen in part because of their facile scalability. The network design conceives of each retail store location as a node capable of supporting up to 10 additional "inbound" circuits, configured in "hub-and-spoke" architecture. Point-to-point T-1s or other lesser facilities will be used to concatenate client locations and "spider" them into the central node. This flexible and practical design notion will allow us to serve up to an additional 90 telephone call shops, with an estimated gross revenue of nearly one million dollars monthly. Management believes that we will be able to achieve this level of gross telecommunications sales within the coming 24 months.

Calls are routed and rated using software we developed during fiscal year 2000. The software, which operates on the Unix operating system, has been successfully deployed in all of our retail store locations. We are planning to resell the international and domestic services to other telephone call shops during the third quarter of 2001. Although gross margins are substantially lower, volumes will be significant since the typical telephone call shop produces between $8,000 and $20,000 in monthly carrier billings. Management believes that it will be able to add at least 5 to 10 telephone call shops per quarter during fiscal year 2001.

Prepaid phone cards are purchased from a few selected vendors. During the course of 2000, we have carefully examined and tested the quality of suppliers, and we now use only premier products. The phone card industry has a reputation for failing to deliver on consumer purchases, and we have adopted measures to attempt to ensure that only phone cards with full value are provided to our customers in the retail stores. Several prepaid phone cards are provided through the "PaySmart" system, which we adopted in September, 2000. PaySmart is a national company which provides a range of prepaid card products, printed on demand onto pre-printed card forms. The PaySmart system represents a convenient and safe format, as cards are not paid for until generated, and there is no inventory on-hand. The system reduces shrinkage and allows a reasonably broad product range. We also stock physical cards which are paid to the card wholesaler at the time of purchase.

In December 2000, we experimented with prepaid residential and international prepaid cellular services. Our switching equipment is ideally suited to deliver this service virtually anywhere in the United States. Testing of the service, features and capacity will be completed by the middle of fiscal year 2001, and we anticipate that the service will be launched during the third quarter of 2001. We use a nationwide carrier, LinkNet, to deliver calls to the switch. LinkNet offers direct inbound dialing services in 27 of the major U.S. cities at a very competitive cost to us. Inbound traffic reaches the switch, is verified for account validity and positive balances via the inbound ANI (automatic number identifier), and dialtone is provided for outbound calls.

We have been deploying cellular telephones and cellular services provided by Voicestream, AT&T Wireless Services, and Sprint PCS (prepaid services are offered via Simple Communications, for whom the underlying carrier is Sprint). The Company makes net margins on service implementation and additional margins on instruments, accessories and feature installation. Cellular telephones accessories, offered to the customer at the time of sale, are a very high-margin product. In 2001, our plans are to offer cellular telephone service dealers a prepaid international product that provides these dealers with residual benefits.

We purchase pagers from Standard Telecom (Nixxo brand) and various other national suppliers of Motorola and Philips, and also directly from our pager service supplier, WebLink Wireless (formerly PageMart). We continue to enjoy substantial retail margins on the service plan by competitively pricing the units when initially sold. Approximately 1,200 pager accounts are in place at year end, and the program is growing on a positive scale.

We have planned since 1999 to offer national long-distance ISDN service, which was implemented during fiscal year 2000. Under a discount service agreement with BellSouth, we are able to offer local ISDN dial-tone to individuals and businesses in the areas served by BellSouth. The advent of DSL has dampened the already slow-moving interest in ISDN, and we have not achieved any substantial success in ISDN sales in Florida during fiscal year 2000. We hope to enter into agreements for the resale of (X)DSL services in Florida and elsewhere.

We have built retail locations of our own in a few key large cities. The stores acquired in June are located in expatriate communities in New York City (in the boroughs of Manhattan and Queens), in towns on the New York/New Jersey border such as Union City, New Jersey, and Miami. During fiscal year 2000, the we closed unprofitable operations in San Francisco and Sacramento, and trial tested retail locations in Los Angeles. We plan in 2001 to enter the Los Angeles marketplace in specific areas of high expatriate concentration. We are continuing to investigate similar locations for voice and videocalling in populous cities in Colombia, Guatemala, Honduras, the Dominican Republic, and Mexico. During fiscal year 2000, we signed a comprehensive inter-operating agreement with TelMex (the Mexican public telephone provider), and we began to launch trial videocalls into Mexico. In addition, we have been negotiating an agreement with Codetel (the Dominican public telephone provider), to terminate and launch videocalls from the Dominican Republic. A wholly owned subsidiary in the Dominican Republic, Talk Visual Dominicana, was formed in order to more easily conduct business in that country. Many of our developing locations for videocalling are partnership locations. We had planned to set up 200 videophone service operations through Skynet, the worldwide package carrier. Skynet was sold by its parent company, and we have been advised that the agreement will not be pursued at this time in the current economic climate.

Videophone Sales Division
-------------------------

In fiscal year 2000, we began a major effort to sell videophones, specifically the TV225 and, later, the TV225a. Initially, we found that the price of the TV225 met market resistance, and the demand for desktop video-telephony has largely focused on computer-based instruments functioning in IP modality. We sold the TV225 with very limited success, and determined that in the vast number of business cases, a videoconferencing solution for general conference room use was demanded. In order to implement this particular sales program focus, we hired four sales people, and put them "on the road." The information collected from the field determined that to sell a range of products - specifically, international long distance, domestic long distance, ISDN, video-telephony products, cellular telephones and high-speed IP access serivces - would prove more successful to overall growth.

To this end, we have expanded our relationship with Sprint to allow us to sell IP services (T-1, 1.5 megabits or greater) to business customers at highly competitive rates. During fiscal 2001, we are planning a major effort to enter this market.

We have been advised by our suppliers that we should be able to provide an IP-based desktop videophone appliance during the fiscal year 2001. These videophones will work precisely like computer-based video-telephony systems. Unlike ISDN-based devices, for which a specific and dedicated line must be provided, IP-based videophones work through a company's existing LAN, with signals sent in a bilateral mode into and back through the Internet. IP videoconferencing has pluses and minuses. The benefits include:

o        Lower cost of transmission (no IMUX)
o        Leverages existing LAN, WAN Infrastructure
o        Integration (Voice, Data & Video services)
o        Access to IP-based centralised directories
o        Network independence
o        Multicast built-in

The challenges are that:

o        LAN delivery was built for messaging, not streaming video
o        There is no end-to-end quality of service

The quality of the transmission is affected by a wide range of factors, which include primarily bandwidth, priority of signalling, and latency in the systems. There are, nonetheless, a variety of possible solutions which mitigate these problems. The key solutions include the following approaches:

o        Companies can overprovision bandwidth

o        They can use switched vs. shared networks

o        They can reserve bandwidth through RSVP - Resource Reservation Protocol

o They can use IP precedence and weighted fair queuing to "even-out" problems in transmission

o        They can deploy ATM, which was designed with quality of service in mind

o They can await the development of Next Generation Internet (NGI) software and hardware within the local, immediate and extended networks.


In our enabling of ISDN video-telephony, videophone users are connected to the local exchange carrier through the efforts of the Carrier Sales Division. In the case of IP video-telephony, we plan to use the Carrier Sales Division to sell IP connectivity. In both cases, the Carrier Sales Division receives orders from the Videophone Sales Division, implements the service, and follows up with customers to offer them other long distance and local telecommunications service products.

We feel strongly that we can expand our sales efforts pioneered in Miami into every major American business and population center. The power of our superior quality voice service, combined with either IP or ISDN-based videotelephony, is a compelling product mix.

ENGINEERING, RESEARCH AND DEVELOPMENT
-------------------------------------

Our continuing growth and success depend upon the enhancement of existing products and services and our ability to develop new services in response to the continuous and remarkable market changes enabled by technology, the Internet, and the many variations in consumer demand and product popularity. Responding to these important market conditions takes time and money. In a slowing economy, we believe that it is the best policy to focus on the most economically beneficial and easily implemented systems, and especially on those of proven value and success.

We have begun work on a software application which may significantly alter the video-telephone users' landscape. This application would be distributed free, via the Internet, by hardware and software sales companies. We believe that it will ultimately be provided free with every computer.

The application will allow users the following exceptional conveniences:

- SOFTWARE AVAILABILITY: The software would be distributed free with every Internet ("web") video-camera. It would also be available with free downloading from our website, and from other video sites.

- SOFTWARE WEBSITE CONNECTION: The software, upon downloading and installation, will allow users to connect easily and quickly to the Talk Visual video website. The website allows for automated use of the bridging and multi-point control functions inherent in our RADVision systems.

- WEBSITE FEATURES: The website is targeted to contain many useful features for IP/web-enabled and ISDN-enabled videocall users. These features will include:

    - the registering of the inbound caller to enable complete and automatic access to a growing database of names, titles, company affiliations country/city locations and their associated ISDN/IP numbers/addresses;
    - the availability of a range of ISDN and IP products - hardware and software at discounted prices;
    - rapid access to advice concerning the installation and functionality of such products; and ease in making web and ISDN-based videocalls enabled through the website - specifically for registered users.

DSL/IP fees for those who purchase equipment will be very low or minimal, depending upon purchases. ISDN rates range from $0.99 to $1.79 maximum per minute for the majority of countries available.

During fiscal year 2000 we opened the "Videocallme" website, designed to provide a comprehensive suite of services for videocalling at all levels, and in all types of transmission modalities. We plan to more fully develop the "Videocallme" website during fiscal year 2001, and to that end we have taken on in-house design and technical staff.

Our research indicates that there are a few competitors providing bridging and MCU (multi-point control unit) services in the United States and abroad. We have tailored our pricing to be competitive with these few competitors.

We have been developing videocall operator services, which also include services for Americans with disabilities. Our disability focus for videocalling applies specifically to services allowing American sign-language usage for the hearing-impaired, with the Talk Visual sign-language operator in the "middle" of the call. This is similar to a TDD/TTY services, with the addition of video. We believe that in time our American sign-language service will become an important component in communications for the disabled.

We have created a centralized bookings and reservation system for videocalling, and we are using over 6,000 site connections to generate videocalls separate from and switched through our RADVision bridging service.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

Our initial sales strategy course plotted in fiscal year 1999 has continued throughout fiscal year 2000, with growing improvements and enhancements. The general strategy is to establish and maintain enduring relationships with consumer and business customers. We do this by maintaining close customer service, sales and technical contact with customers, and through programs of frequent emails, mailing and telephone communication. Very early in our history, we distinguished ourselves through our ability to forge quality relationships with major telecom companies worldwide. While these relationships represent an important asset for us and the future of our growing revenue stream, the underlying value of these relationships has by no means been fully realized. There remains a great deal more potential to be developed. Throughout fiscal year 2000, we have been leveraging our relationships with major corporations to expand and deepen both voice and video business. On the voice side, in early 2001 we will be deploying a sales process which involves the analysis of customer billing to obtain the information necessary to help clients achieve a lower price, in order to provide the client with our higher quality voice connection service. We are planning to launch services to business clients during the first quarter of 2001, and we will expand these services to residential account customers by the second quarter of 2001.

Management believes that it will likely be able to achieve an additional $1,000,000 in gross sales to businesses per quarter by the fourth quarter of 2001. Sales efforts to date indicate that the average business account will be worth approximately $500 in gross revenue to the Company, that a reasonably qualified sales person can close three accounts per week and that we will need to develop approximately 20 qualified sales people to reach the goal of $1,000,000 in quarterly revenue.

Our plan for residential services involves three key elements:

   1) Customer acquisition via an aggressive mailing and print advertising campaign. We have been working closely with a highly successful "dial-around" company in Canada, on the direct marketing methods employed by them to achieve substantial growth.
   2) Customer billing through the monthly Bell/LEC billing. This will be accomplished via a relationship with a third party, who provides cost-effective inter-operation between clients like Talk Visual and the process of local exchange carrier billing and collection.
   3) Customer setup through the use of a CIC - Carrier Interexchange Code, for which we have replied and received during the first quarter of 2001. We plan to turn-up the CIC only in the south Florida region; plans to turn-up the CIC in other areas will follow as the marketing and sales programs mature during fiscal year 2001.

We have also discovered that the use of a local or regional carrier's residential and business service called "Speed Dial" may be usefully deployed for transporting residential and business calls to our switch. This $2.00 to $5.00 monthly service package allows for two-button dialing of an access number from the customer's premises to our switch. Once the call "lands" at our switch, ANI (automatic number identification) processes compare the inbound dialing party's number to the customer database, and the switch then either allows or disallows dial-tone. If dial-tone is allowed, the customer then dials calls anywhere in the world. This service is a type of "mid-way position" between full transport only to Talk Visual (via CIC authorization), and normal "dial-around" procedures in which the customer dials an 800 or local access number.

Our sales force consists of individuals with meaningful backgrounds in retail and/or telecommunications sales. We have been developing a detailed recruitment process which focuses our search for people with the proper personal, business and motivational resources to appropriately represent us. Cold-calling into key business segments, determined by SIC code (the Standard Industrial Classification code), establishes the key telecom and datacom contacts, with whom appointments are scheduled and processed. A range of products are presented to each business contact, depending upon the client need and business category represented. These products include domestic and international long distance services, cellular telephones provided at discounted corporate rates, pagers, desktop and conference room video-telephony equipment and Internet connectivity. The connectivity includes ISDN, DSL and T-1 (1.5 megabit) capacity. Our sales representatives continue to be working out of our headquarters in Miami, Florida, and presently we have not initiated the planned roll-out of sales programs into strategic cities in major geographic regions where we have a physical presence.


CUSTOMERS
---------

We provide our services to small and large business users of video-telephony through the Videophone Sales Division; to expatriate populations seeking to contact their business associates, friends and family abroad through our own and partnership retail outlets as mediated by the Retail Operations and Sales Division; and to partners themselves through specialized team members who are integrated into the other sales and support divisions. We believe that a close integration and inter-penetration of sales, marketing and support personnel helps to create the cross-communication necessary for a vibrant, multi-purpose sales effort.

For the year ended December 31, 2000, our sales totaled $3,194,459, which was composed of $1,915,158 from telecommunication products and services and $1,279,301 from rental operations.


COMPETITION
-----------

The market for videocalling services is competitive on the equipment side, and just beginning to develop on the carrier, support and product development/features side. A number of companies currently offer one or more of the services provided by us, but generally only in the area of hardware. In some instances - for example, in the case of Polycom and PictureTel - we act as a reseller of equipment purchased through a major dealer such as Sprint. At this time, we are not aware of any other providers who bring together the various disparate elements of the video-services sales process - from retail operations, to hardware, to support of installation and long-distance services.

We believe that the principal competitive factors in the video-telephony industry include the ability to identify and respond to customer needs, quality and breadth of service offerings, price and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors out of its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with our products and services, the price at which others offer comparable products and services and the extent of our competitors' responsiveness to customer needs. There can be no assurance that we will be able to continue to compete successfully with our existing competitors or with new competitors.

GOVERNMENT REGULATION
---------------------

The Federal Communications Commission (FCC), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of radio spectrum, including entry, exit, rates and terms of operation. We presently plan to operate Feature Group "D" ("FGD") under assignment of a CIC (Carrier Interexchange Code) which has been applied for. We currently hold a "Section 214" license from the FCC, which allows us to resell long-distance services.

The long-distance and local exchange carriers that underlie our services are regulated at both the federal and state levels. Such regulation may decrease the growth of the videocalling industry, affect the development of key markets, and limit the number of potential customers for our services or impede our ability to offer competitive services, or otherwise have a material adverse effect on our business and results of operation.

REAL ESTATE OPERATIONS
----------------------

As more fully described below under "Item 2. Facilities," we continue to own and operate two real estate properties. One is located in Sacramento, California and the other is in Toronto, Ontario, Canada. Both properties are leased to commercial tenants and are held by our subsidiaries.


EMPLOYEES
---------

As of December 31, 2000, we had a total of 86 full-time employees and seven part-time employees. Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that our relationships with our employees is good.



ITEM 2. FACILITIES

We lease space at 15 retail locations and at our principal headquarters in Miami, Florida. The Miami location serves as the core sales, support and marketing facility headquarters for our executive, engineering, sales, human resources and finance personnel. The following is a listing of the significant leased facilities:


Location                         Square Footage           Expiration Date
--------------------             --------------           ---------------

Miami, Florida - Headquarters        5,702                 June 30, 2002

Miami, Florida - 3 Retail stores     3,600                 various through
                                                           August 31, 2005

Boston, Massachusetts - store        1,030                 December 31, 2001

New York, New York and
 Hudson County, New Jersey                                 various through
 11 Retail Stores                   12,300                 September 30, 2007

Through our subsidiaries, we also own two commercial real estate properties. We acquired a 119,100 square foot, two story, strip center retail and office complex located in Sacramento, California with the acquisition of Sacramento Results, Inc. A retail videocalling center has been opened in a 750 square foot space, but is slated for relocation within the Sacramento property during 2001. We also acquired a 22,662 square foot property in Toronto, Canada, in 1999, which contains commercial rental tenants.

The Sacramento property has an occupancy rate of 90% and is composed of 28% office rental and 72% retail stores. Three of the 26 tenants occupy more than ten percent of the rentable square footage - a U. S. Post Office branch, Hard Disk Cafe (an internet access center) and a bingo hall operator. Michael J. Zwebner, the Chairman of the Board of Directors of Talk Visual Corporation, is a stockholder and an officer of Hard Disk Cafe. The average effective annual rental per square foot for the entire property is $12.84. All existing leases, excluding renewal provisions and the U. S. Post office, will expire within the next ten years. Management believes that the property is stable and the current occupancy rate will be maintained or improved.

For federal tax purposes, the basis in the property is the acquisition price paid by Sacramento Results, Inc., the subsidiary in which the property is held. The property is being depreciated over 39 years under the straight line method. Real estate taxes for 2000 totaled $51,343.

This property is encumbered by three loans, as follows:

1. Mortgage note, secured by a first lien on the land and building, including a deed of trust on rents and fixtures; bearing interest at 12%, payable monthly with the entire principal due January, 2004. The December 31, 2000 balance on this mortgage is $3,840,000.

2. 12.5% Mortgage note, secured by a second lien on the land and building, including a deed of trust on rents and a lien on specified equipment; disbursed to a maximum funding of $500,000 based upon completion of certain leasehold improvements and delivery of specified equipment; payable in monthly installments of principal and interest for 60 months; undisbursed funds at December 31, 2000 totaled $350,000. The balance on the mortgage is $98,553 at December 31, 2000.

3. A 9% Mortgage note, secured by a lien on the land and building, with a maximum funding of $1,000,000 due January 1, 2002. Interest is payable monthly. The balance at December 31, 2000 is $500,000.

The Toronto, Ontario, Canada property has an occupancy rate of 79%, which represents three tenants out of the four units available. All tenants are retail stores on street level. The average effective annual rental for 2000, including tenant reimbursements, is $11.52 per square foot. All existing leases will expire within the next ten years, though management is confident that the property will maintain or improve upon its current occupancy level.

The property is located in Canada and subject to Canadian tax law. Real estate taxes for the year ended December 31, 2000 totaled $63,698.

This property is encumbered by a 7.05% Mortgage note, secured by the land and building and matures February 1, 2002. The mortgage is payable in monthly installments of $8,000, including principal and interest. The mortgage is payable in Canadian dollars. The balance on December 31, 2000 in U.S. dollars is $937,367.

Management believes it carries sufficient and adequate insurance on all properties.


ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future which, regardless of the outcome, could have an adverse impact on us as a result of defense costs, diversion of management resources and other factors.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board market under the symbol TVCP. Prior to May 14, 1996, there was no public trading market for the Common Stock. After we began public trading on May 14, 1996, and until April 7, 1999, the Common Stock was quoted on the Nasdaq SmallCap Market(SM) under the symbol LGCY, from May 14, 1996 through February 28, 1999, and under the symbol TVCP from March 1, 1999 through April 7, 1999. The following table sets forth the range of high and low closing bid prices for each period indicated as reported by Pink Sheets LLC (formerly the National Quotation Bureau, LLC):


Price Range for Common Stock
----------------------------

CALENDAR YEAR 2000                   High                Low
                                    ------             ------
   First Quarter                    $3.875             $0.395
   Second Quarter                    1.750              0.410
   Third Quarter                     0.840              0.355
   Fourth Quarter                    0.325              0.060




CALENDAR YEAR 1999                   High                Low
                                    ------             ------
   First Quarter                    $4.125             $3.625
   Second Quarter                    3.500              0.460
   Third Quarter                     0.570              0.120
   Fourth Quarter                    0.910              0.057

Market prices have been adjusted for the 1:3 reverse split of the Company's Common Stock on September 6, 1998. The quotations noted above, with respect to transactions on the OTC Bulletin Board, represent prices between dealers and do not include retail markups, markdowns or commissions.


HOLDERS
-------

As of March 29, 2001, there were 91,106,043 shares of Common Stock outstanding, representing approximately 12,200 beneficial holders.


TRANSFER AGENT AND REGISTRAR
----------------------------

The Nevada Agency and Trust Company, Suite 880 Valley Bank Plaza, 50 West Liberty, Reno, NV 89501, is the Transfer Agent and Registrar for the Common Stock.


DIVIDENDS
---------

We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain all future earnings, if any, for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements we may enter into in the future.

In connection with the acquisition of real estate on February 24, 1999, we issued 975,000 shares of 1999 Class A Convertible Preferred stock, $.001 par value, paying a dividend of $0.095 per share per annum. We paid a total of $69,469 in dividends on the Class A Convertible Preferred stock during 1999. On December 1, 1999, we were notified by the holders of the preferred stock of the exercise of their right of conversion, eliminating any future dividend obligations on the preferred stock.


Sales of Unregistered Securities.
--------------------------------

We have issued and sold unregistered securities that have not been previously reported as set forth below.

On November 8, 2000, we sold 858,622 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.185 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $12,727.28 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On November 21, 2000, we sold 1,621,165 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.157 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $20,364 in placement fees and $50,000 in non-accountable expense fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On December 8, 2000, we sold 2,844,872 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.107 per share pursuant to a common stock purchase agreement between us and Evertrend. In addition, we issued to Evertrend a warrant to purchase 2,662,330 shares of our common stock at an exercise price of $0.1315 per share until January 8,2001. Ladenburg Thalmann & Co., Inc. received $22,909 in placement fees and $50,000 in non-accountable expense fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On December 27, 2000, we sold 3,176,037 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.063 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co., Inc. received $16,000 in placement fees and $20,000 in non-accountable expense fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

In addition, we have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution. All the issued securities were restricted securities under Rule 144, or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

On various dates in October 2000, we issued 836,310 shares of common stock under private placement subscriptions pursuant to an agreement of the preferred shareholders to contribute, in exchange for shares of common stock, $1.00 for each share of common stock issued to them after the first 3,348,500 shares of common stock issued upon conversion of the preferred shares. The shares were issued at various prices ranging from $0.16 per share to $0.23 per share, based on the average closing price for the day of funding and two days prior to funding, at a 25 percent discount. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 21, 2000, we satisfied our obligation to a foreign based corporation in which the Chairman of the Company is a 33% shareholder for open invoices in the amount of $100,000, representing consulting and management services provided by the Chairman, with the issuance of 1,828,989 shares of common stock. The value on the date of issue was $0.0547 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.


Other Matters.
--------------

On February 5, 2001, our Board of Directors authorized a one-for-three reverse split of our common stock, effective at the discretion and judgement of Management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We were organized as Legacy Software, Inc. ("Legacy") in California in December 1989, as a successor to a partnership formed in 1986, and were reincorporated in Delaware in March 1996, and reincorporated in Nevada in June 1999. We completed an initial public offering of 1,150,000 shares of our common stock, par value $.001 per share ("Common Stock"), in May 1996. In September 1998, we effected a one for three (1:3) reverse split of the Common Stock. From our inception until October 1998, Legacy primarily developed and sold educational entertainment software. On September 14, 1998, a merger (the "Merger") was announced between Videocall International Corporation ("Videocall") and Legacy. Videocall was a development stage company incorporated in Florida in February 1998, headquartered in Cambridge, Massachusetts, to provide videocalling and related telecommunication services to businesses and consumers. Following the announcement of the Merger, the key officers of Videocall were elected as officers of Legacy and open positions on the Board of Directors of Legacy were filled by Directors of Videocall, thus creating common control of the two companies. By December 31, 1998, Legacy had ceased developing and marketing software products and began focusing on the business activities of Videocall. On March 1, 1999, Legacy's name was changed to Talk Visual Corporation ("Talk Visual"). The stock-for-stock transaction, in accordance with the terms of the Merger, was approved by the stockholders of both companies June 15, 1999, after which Videocall was merged into Talk Visual, with Talk Visual being the survivor. In addition, the stockholders approved increasing the authorized common shares to 100,000,000 and the authorized preferred shares to 25,000,000.

The Merger was accounted for as a reverse acquisition. As a result of the change in control and change in business activity in 1998, the Merger is considered to have occurred by December 31, 1998 and accordingly, all references are to the activities of Videocall for the year ended December 31, 1999.

Prior to August 24, 1999, we were considered a development stage company. On August 24, 1999, we launched our videocalling services through wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America.

In October 1998, our predecessor company acquired the stock of Sacramento Results, Inc. ("SRI"), a California corporation. SRI's primary asset consists of a 119,100 square foot, two story, strip center retail and office complex located in Sacramento, California. In February 1999, we formed a Canadian subsidiary to acquire a 22,662 square foot property in Toronto, Canada, which contains commercial retail rental tenants.

In July 2000, we purchased, through a wholly owned subsidiary, the net assets of eleven retail telephone call shop stores operating in the New York and New Jersey market areas. This acquisition added 45 employees to our organization and an anticipated three million in annual sales.

Currently, revenues primarily consist of rents from the two real estate properties and sales from our retail stores. With the acquisition and installation of our telecom switch in Miami, Florida, we have begun selling long distance services to certain targeted customer groups. There are two groups that we see as appropriate candidates for our services. These are commercial business clients in the greater Miami area and telephone call shops within economical transport range to our frame relay systems in New York and New Jersey.

We continue to actively market the desktop video telephone models TV225 and TV225a and find interest from businesses who want a more frugal solution than the more robust systems that we also offer. We anticipate greater sales of these units as our marketing efforts start to show a return. With the ability to plug into large screen televisions and external cameras, the units deliver utilization equivalent to more expensive systems. Our equipment sales, along with our ability to connect multiple calls over our bridging services, our competetive pricing of connected calls, our relationships with and database of approximately 6,000 video call sites worldwide (including company owned locations) and our skilled technical service support team present a strong package to potential videocall purchasers.

In the early part of fiscal year 2000, we attempted an aggressive acquisition program. With the slowdown in the economy and the decline in our share price, along with the rest of our industry, we have determined that our acquisitions plans must be suspended or scaled back until a more appropriate time. Our current growth plan is centered on increasing sales and expanding product offerings through existing outlets and available resources. We anticipate utilizing more joint venture venues and partnering opportunities to achieve growth.


RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

The Company's predecessor, Videocall, was in development stage until August 1999. Therefore, revenue from operations only commenced in the fourth quarter of 1999. In June 2000, we acquired the eleven New York and New Jersey stores, which contributed to the substantial increase in telecommunication services and product sales.

For the year ending December 31, 2000, of the total $1,802,055 of telecommunication services and product sales, $1,487,313 is attributable to the eleven acquired stores; the balance is attributable to existing stores and corporate headquarter's sales. This compares to sales of $8,147 for the year ending December 31, 1999.

The increase in real estate revenues of $203,819, from $1,075,482 in 1999 to $1,279,301 in 2000, resulted from increased occupancy at the Sacramento property. Vacancy rates at the start of 2000 were 20%, by the end of 2000 the vacancy rate had been reduced to 10%. The Toronto property accounted for 20% of rental receipts and the Sacramento property accounted for 80% of rental receipts.

Telecommunication and retail operation expenses represent operating expenses for the retail stores and associated expenses. The major elements of the total expenses are as follows:


                                             2000           1999
                                             ----           ----
      Advertising                       $   44,805       $ 64,956
      Rents                                287,096         22,704
      Tech Support                         287,320        104,539
      Store Salaries                       589,832        150,064
      Telecom costs                        965,545         46,933
      Supplies, Utilities, Misc.           556,527         53,514
                                        ----------        -------
              Total                     $2,731,125       $442,710
                                        ==========        =======

Real estate operations expenses for the year ended December 31, 2000 included a charge to bad debt for $35,731 compared to $4,470 in the prior year. Repairs and maintenance and utilities accounted for the balance of the increase in expenses incurred in the real estate operations.

Research and development costs decreased $66,788, from $72,767 in 1999 to $5,979 in 2000. This decrease represented the reduction in expenditures as a result of completion of the development of the web based reservation system for videocalling and the software for retail store operations.

General, administrative and marketing expenses are as follows:


                                                  2000           1999
                                                 ------         ------
          Salaries and benefits               $1,073,168     $  719,943
          Travel                                 331,900        295,286
          Office, computer and maintenance       407,983        372,927
          Rents, licenses and other expenses     478,773        304,344
          Consultants                            255,978      1,652,453
          Legal and other professional           519,947      1,178,418
          Marketing and public relations         596,722        459,782
                                              ----------     ----------
                     Total                    $3,664,471     $4,983,153
                                              ==========     ==========


Salaries and benefits have increased as a result of the additional activities relating to the switch operation and administrative support for the new store operations.

We ceased developing and marketing software products in 1998 and began focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 2000, we expensed the remaining capitalized software development costs in the amount of $163,000 as a result of our determination that these capitalized costs had no further realizable value.

During the past two years we have advanced funds, provided administrative, technical and operational support and transferred equipment in the total amount of $676,852 to foreign entities, some of which were managed and/or owned by stockholders of our Company. In evaluating the ability of these entities to repay these advances we determined that it would be prudent to reserve $386,396 against those total funds. The provision for losses on advances represents this reserve against those funds. See "ITEM 12. Certain Relationships and Related Transactions" for additional information.

Videocall, as part of its formation capital, received common stock shares in other publicly traded companies. These securities, having a historical cost of $849,375, were stated at their fair value of $132,880 at December 31, 1999, with the decline in value of $716,495 included in Accumulated Other Comprehensive Loss as of that date. In the fourth quarter of 2000, we determined that the decline in value of this equity security was other than temporary and, accordingly, recognized a loss of $843,335 to write down the carrying basis of this security to fair value.

On March 23, 2000, we issued 100,000 shares of common stock along with a payment of $450,000 in satisfaction of a note payable relating to the acquisition of the Sacramento real estate, with an adjusted book value of $844,993. The price of the common stock on the date of issue was $2.6865 per share, for a total value of $268,650. The gain realized in extinguishment of this debt of $126,343 is reflected as extraordinary income for 2000.

Dividends paid on the preferred stock in 1999 relate to the Series 1999-A Convertible Preferred Stock, which was issued in connection with the acquisition of the Toronto property. On December 1, 1999, the holder of the preferred stock notified the Company of its intention to convert the preferred stock to common stock under the terms of the conversion privilege contained in the Certificate of Designation of the Series 1999-A Convertible Preferred Stock. No further dividends will be due as a result of the election to convert.

As of December 31, 2000, we had federal and state net operating loss carry-forwards of approximately $17,273,000 and $10,364,000, respectively, available to offset taxable income through the year 2020. Our net deferred tax assets consisted primarily of net operating losses. We have established a valuation allowance equal to the net deferred tax asset for each period, as we could not conclude, based upon prior recurring operating losses, that it was more likely than not that we will generate sufficient taxable income before 2020 to utilize all of our deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had $69,996 of cash on hand. We will require additional cash to finance continuing revenue growth, new product introduction, the working capital deficit and other activities.

Net cash outflows from operating activities for the year ended December 31, 2000 was $3,472,756 and $2,315,093 for the year ended December 31, 1999. The increase in net outflows resulted from our decrease in payment of services with stock in 2000 compared to 1999. The total net cash outflow of $3,472,756 for 2000 was comprised primarily of the net loss from operations of $5,951,074 adjusted for non-cash items in the amount of $2,096,249 and changes in current assets and current liabilities totaling $382,069.

Cash outflows from investing activities of $1,931,766 for the year ended December 31, 2000 resulted primarily from purchases of equipment and leasehold improvements aggregating $1,155,708, advances to related parties of $391,169 and cash required for the purchase of the New York and New Jersey stores in the amount of $350,000.

Net cash provided by financing activities was $5,591,389 in 2000. These funds were obtained by new debt of $111,533, proceeds from private placements of common stock, the sale of common stock under a common stock purchase agreement, exercise of options of $4,465,864 and collection of prior year subscriptions for common stock of $1,921,290. These amounts were offset by payments on debt and payment of fees totaling $844,798. This compares to net cash provided by financing of $1,928,602 in 1999. These funds were obtained by new debt of $1,054,568, proceeds from private placements of common stock, the exercise of options of $1,000,000 and the collection of prior year subscriptions for common stock of $688,931. In 1999, these amounts were offset by payments on debt and payment of fees totaling $745,428, and cash dividend payments on preferred stock of $69,469.

RISK FACTORS

As of December 31, 2000 we have never achieved operating profits. We will continue to be dependent on retail videocalling and telecommunication product sales, revenues from our real estate operations, investor stock subscriptions, equity draws under the common stock purchase agreement dated July 27, 2000 and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund our needs. There is no assurance of profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. We may need to raise additional funds to fund our working capital deficit, to pursue additional acquisitions, or to undertake new product development, or if we experience operating losses that exceed expectations. If we raise additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available on favorable terms when required, or at all.

On July 27, 2000, we signed a common stock purchase agreement with Evertrend Holdings Limited. Evertrend has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement on form SB-2, which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to Evertrend under the common stock purchase agreement was not registered under the Securities Act of 1933. The Registration Statement covered the resale of the shares by Evertrend. Sales under the common stock purchase agreement may be in increments of up to $1.5 million. At December 31, 2000, we had sold 7,337,423 shares of common stock under the stock purchase agreement for net proceeds of $641,065 after payment of commissions and expenses.

We have a funding agreement by the preferred stockholders to purchase one dollar of common shares for each preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. Under this agreement, amounts contributed are treated as a stock purchase at a price equal to the average market price of our common stock for the three days prior to funding less a 25 percent discount. As of December 31, 2000, the preferred shareholders had contributed $3,205,000 toward that commitment. Based upon the current cash utilization rate and our plan for expansion and new products/joint ventures/acquisitions, we believe that the proceeds anticipated from the common stock purchase agreement, and the preferred stockholders' funding agreement, and additional revenue anticipated from the retail operations, there should be sufficient capital reserves to meet our capital needs for the next twelve months.

We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business' results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                   Contents



Report of Independent Auditors.........................................      26
Consolidated Balance Sheets............................................   27-28
Consolidated Statements of Operations..................................      29
Consolidated Statements of Shareholders' Equity........................   30-31
Consolidated Statements of Cash Flows..................................   32-34
Notes to Consolidated Financial Statements.............................   35-49

                         Report of Independent Auditors


To the Stockholders of
Talk Visual Corporation
Miami, Florida

We have audited the accompanying consolidated balance sheet of Talk Visual Corporation as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talk Visual Corporation at December 31,2000, and the consolidated results of their operations and their cash flows for each of the two years ended in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 2 to the financial statements, there are certain liquidity matters concerning the Company. Management's plans with regard to these liquidity matters are discussed in Note 2.


Mayer Rispler & Company,P.C.


Brooklyn, New York
March 28, 2001

                          TALK VISUAL CORPORATION
                         CONSOLIDATED BALANCE SHEET

                             DECEMBER 31, 2000

                                   ASSETS

CURRENT ASSETS
   Cash                                                              $    69,996
   Accounts receivable, net of allowances
    for doubtful accounts of $16,675                                      98,716
   Other receivables                                                     143,388
   Inventories                                                           111,807
   Advances to related parties                                           250,000
   Other current assets                                                  169,777
                                                                     -----------
   Total current assets                                              $   843,684

PROPERTY AND EQUIPMENT, net                                           12,207,536

ADVANCES TO RELATED ENTITIES                                             429,875

INVESTMENT IN EQUITY SECURITIES                                          967,470

GOODWILL, NET                                                            865,345

OTHER ASSETS                                                             196,116
                                                                     -----------
   TOTAL ASSETS                                                      $15,510,026
                                                                     ===========




                  See notes to consolidated financial statements.

                          TALK VISUAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (continued)

                             DECEMBER 31, 2000


                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                                             $    292,822
    Accounts payable                                                  1,107,458
    Accrued expenses                                                    240,007
    Other current liabilities                                           158,301
                                                                   ------------
    Total current liabilities                                         1,798,588


LONG-TERM DEBT, net of current portion                                5,316,165
                                                                   ------------
   TOTAL LIABILITIES                                                  7,114,753
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
   Series A Convertible redeemable preferred stock -
     par value $.001 per share, 25,000,000 shares
     authorized; 50,000 issued and outstanding                               50

   Common Stock, par value $.001 per share,
     100,000,000 shares authorized; 77,235,840 shares
          issued and outstanding                                         77,236
   Additional paid in capital                                        22,310,104
   Accumulated deficit                                              (13,172,634)
   Accumulated other comprehensive loss                                 (20,525)
   Stock subscriptions receivable                                      (798,958)
                                                                   ------------
   Total Stockholders' Equity                                         8,395,273
                                                                   ------------
       TOTAL                                                       $ 15,510,026
                                                                   ============










                  See notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       2000            1999
                                                       ----            ----

REVENUE
Telecommunication services and
   product sales                                   $  1,802,055    $      8,147
 Equipment sales                                        113,103          79,393
 Real Estate revenues                                 1,279,301       1,075,482
 Other income                                                --           2,966
                                                   ------------    ------------
Total revenue                                         3,194,459       1,165,988
                                                   ------------    ------------
COSTS AND EXPENSES
 Cost of equipment sales, telecommunication
     and retail operation expenses                    2,731,125         442,710
 Real estate operations                                 398,901         292,610
 Depreciation and amortization                          464,717         299,264
 Research and development                                 5,979          72,767
 General, administrative and marketing                3,664,471       4,983,153
 Write-down of software development
   costs                                                163,000         206,694
 Provision for losses on advances                       386,396              --
                                                   ------------    ------------
Total costs and expenses                              7,814,589       6,297,198
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (4,620,130)     (5,131,210)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (617,135)       (663,964)
  Interest income                                           860           5,915
  Foreign currency translation gain (loss)                2,323            (962)
  Write down of equitable securities                   (843,335)       (164,498)
                                                   ------------    ------------
                                                     (1,457,287)       (823,509)

LOSS BEFORE EXTRAORDINARY ITEM                       (6,077,417)     (5,954,719)

EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT                126,343              --
                                                   ------------    ------------
NET LOSS AFTER EXTRAORDINARY ITEM                  $ (5,951,074)   $ (5,954,719)
DIVIDEND ON PREFERRED STOCK                                  --    $     69,469
                                                   ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES               $ (5,951,074)   $ (6,024,188)
                                                   ============    ============
NET LOSS PER COMMON SHARE
BEFORE EXTRAORDINARY ITEM                          $      (0.12)   $      (0.23)
EXTRAORDINARY ITEM                                         0.00              --
                                                   ------------    ------------
NET LOSS PER COMMON SHARE BASIC AND DILUTED        $      (0.12)   $      (0.23)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                        51,110,571      26,674,262
                                                   ============    ============

                See notes to consolidated financial statements

                            Talk Visual Corporation
                Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2000 and 1999

                                                            Preferred Shares           Common Shares          Stock      Additional
                                                         Shares         Amount        Shares      Amount   Subscribed    Paid In
                                                                                                                         Capital
                                                         -------       -------         ------     ------    --------      -------


Balance January 1, 1999                                       --            --       21,234,818  $ 21,235  $ 26,075    $ 9,714,619

Year Ended December 31, 1999:

     Effect Equity transfer of Talk
     Visual-Videocall Merger                                  --            --               --        --         --        678,592

     Collections on subscriptions                             --            --               --        --    (25,693)            --

     Common shares issued for services                        --            --        4,459,642     4,460         --      2,437,108

     Common shares issued in exchange
        For debt                                              --            --           27,500        28         --        106,535

     Previously subscribed stock, issued                      --            --        2,321,017     2,292       (354)        (1,938)

     Issuance of preferred shares                        975,000         $ 975               --        --         --        974,024

     Issuance of stock for prior agreement                    --            --               --        28        (28)            --

     Common shares issued in private
     placement                                                --            --        4,000,000     4,000         --        996,000

     Common shares subscribed                                 --            --               --        --      4,241      1,495,759

     Issued to employees                                      --            --           18,000        18         --          8,420

     Net Loss                                                 --            --               --        --         --             --

     Other comprehensive loss - unrealized
     loss on marketable securities and
     currency exchange                                        --            --               --        --         --             --

     Comprehensive loss                                       --            --               --        --         --             --

     Dividends paid on preferred stock                        --            --               --        --         --             --


                                                      ------------------------------------------------------------------------------
Balance December 31, 1999                                975,000       $   975       32,060,977  $ 32,061  $   4,241    $16,409,119

Year ended December 31, 2000:

     Common Shares issued in Acquisitions                     --            --        4,066,718     4,067         --      1,462,403

     Collections on subscriptions                             --            --        4,241,322        --     (4,241)            --

     Common Shares issued for services                        --            --        2,028,989     2,029         --        245,082

     Common Shares issued in exchange for debt                --            --          100,000       100         --        268,650

     Sales of Common Stock                                    --            --        7,337,423     7,337         --        820,027

     Conversions of preferred shares to common          (925,000)         (925)      15,865,991    15,866         --        (14,941)

     Cancellation of prior issuance, other                    --            --               --        --         --       (474,445)

     Common shares issued in private placement                --            --        7,829,735    12,071         --      2,622,171

     Issued pursuant to stock plan                            --            --        1,750,000        --         --             --

     Issued to employees                                      --            --           12,750        13         --          5,237

     Warrant and Options exercised                            --            --        1,941,935     3,692         --      1,352,933

     Offering Expenses                                        --            --               --        --         --       (386,132)

     Net Loss                                                 --            --               --        --         --             --

     Other comprehensive loss - adjustments on
     marketable securities and currency exchange              --            --               --        --         --             --

     Comprehensive Loss                                       --            --               --        --         --             --


                                                      ------------------------------------------------------------------------------

Balance December 31, 2000                                 50,000         $  50       77,235,840  $ 77,236         --   $ 22,310,104
                                                      ==============================================================================


                 See notes to consolidated financial statements

Talk Visual Corporation
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000 and 1999
(continued)


                                                                      Accumulated       Stocks            Total        Comprehensive
                                                      Accumulated        Other       Subscription      Stockholders'       Loss
                                                        Deficit       Comprehensive    Receivable         Equity
                                                                         Loss
                                                      -----------     -----------     -----------       ------------     -----------

Balance January 1, 1999                            $ (1,197,373)    $    207,043     $ (1,746,666)    $  7,024,933               --
Year Ended December 31, 1999:

     Effect Equity transfer of Talk -
     Visual-Videocall Merger                                 --               --               --          678,592               --

     Collections on subscriptions                            --               --        1,746,666        1,720,973               --

     Common shares issued for services                       --               --               --        2,441,568               --

     Common shares issued in exchange
        For debt                                             --               --               --          106,563               --

     Previously subscribed stock, issued                     --               --               --               --               --

     Insurance of preferred shares                           --               --               --          974,999               --

     Insurance of stock for prior agreement                  --               --               --               --               --

     Common shares issued in
     private placement                                       --               --               --        1,000,000               --

     Common shares subscribed                                --               --       (1,061,976)         438,024               --

     Issued to employees                                     --               --               --            8,438               --

     Net Loss                                        (5,954,719)              --               --       (5,954,719)      (5,954,719)

     Other comprehensive loss - unrealized
     Loss on marketable securities and
     currency exchange                                       --         (895,580)              --         (895,580)        (895,580)

                                                                                                                       ------------
     Comprehensive loss                                      --               --               --               --     $ (6,850,299)
                                                                                                                       ============
     Dividends paid on preferred stock                  (69,469)              --               --          (69,469)
                                                   ----------------------------------------------------------------



Balance December 31, 1999                          $ (7,221,561)    $   (688,537)    $ (1,061,976)    $  7,474,322

Year ended December 31, 2000:

     Common Shares issued in Acquisitions                    --               --               --        1,466,470

     Collections on subscriptions                            --               --        1,028,643        1,024,735

     Common Shares issued for services                       --               --               --          247,111

     Common Shares issued in exchange for debt               --               --               --          268,750

     Sale of Common Stock                                    --               --               --          827,364

     Conversion of preferred shares to common                --               --               --               --

     Cancellation of prior issuance, other                   --               --               --         (474,445)

     Common shares issued in private placement               --               --               --        2,634,242

     Common shares issued against notes receivable           --               --         (765,625)        (765,958)

     Issued to employees                                     --               --               --            5,250

     Warrant and Options exercised                           --               --               --        1,356,625

     Offering Expenses                                       --               --               --         (386,132)

     Net Loss                                        (5,951,074)              --               --       (5,951,074)      (5,951,074)

     Other comprehensive loss - adjustments
     on marketable securities and currency exchange          --          668,012               --          668,012          668,012
                                                                                                                       ------------
     Comprehensive Loss                                      --               --               --               --     $ (5,283,062)
                                                                                                                       ============

                                                   ---------------------------------------------------------------

Balance December 31, 2000                          $(13,172,635)    $    (20,525)    $   (798,958)    $  8,395,272

                                                   ===============================================================


                 See notes to consolidated financial statements

                           TALK VISUAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                             ----           ----
Cash Flows From Operating Activities:

Net Loss                                                 $(5,951,074)   $(5,954,719)

Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                              465,481        272,491
  Amortization of product development costs                  163,000        206,605
  Provision for uncollectable accounts receivable             13,658             --
  Provision for losses on advances                           386,396             --
  Write down of investments                                  843,335        145,563
  Gain on sale of investments                                (18,828)            --
  Loss on disposition of property and equipment               55,796             --
  Write off of intangibles                                    47,736         27,645
  Issuance of common stock in exchange for services          252,360      2,441,567
  Gain on debt extinguishment                               (126,343)            --

Increase (decrease) in cash from changes in:
   Accounts receivable                                       (66,343)        27,785
   Inventory                                                 (85,954)       (17,603)
   Other receivables                                         386,931       (134,320)
   Other current assets                                      (98,016)        81,740
   Accounts payable                                          188,678        514,893
   Accrued expenses                                           (8,817)        73,232
   Other current liabilities                                  79,244             28
                                                         -----------    -----------
      Net Cash from Operating Activities                  (3,472,756)    (2,315,093)
                                                         -----------    -----------
Cash Flows From Investing Activities:

   Purchase of property and equipment                     (1,155,708)    (1,275,724)
   Advances - related parties                               (391,169)      (589,366)
   Purchase of subsidiary                                   (350,000)            --
   Assets acquired in merger                                      --      2,157,842
   Proceeds from sale of available for sale securities        51,553             --
   Acquisition or disposition of other assets                (86,442)         2,237
                                                         -----------    -----------
      Net Cash from Investing Activities                  (1,931,766)       294,989
                                                         -----------    -----------
Cash Flows from Financing Activities:

   Borrowings on debt                                        111,533      1,054,568
   Payments on Notes Payable and Long Term Debt             (628,081)      (727,883)
   Proceeds from exercise of options on common stock         593,500             --
   Proceeds from Private Placements of Common Stock        3,045,000      1,000,000
   Collections on stock subscriptions receivable           1,921,290        688,931



                See notes to consolidated financial statements

                             TALK VISUAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                             ----           ----
Cash Flows from Financing Activities (continued):

   Sales of common stock                                     827,364             --
   Cash dividend payments                                         --        (69,469)
   Expenses of equity issues                                (216,717)       (17,545)
                                                           ---------     ----------
      Net Cash from Financing Activities                   5,591,389      1,928,602
                                                           ---------     ----------
Effect of exchange rate changes on cash                      (30,293)            --
                                                           ---------     ----------

Increase (decrease) in cash and cash equivalents            (217,160)       (91,502)
Cash and cash equivalents at beginning of period             287,156        378,658
                                                           ---------     ----------
Cash and cash equivalents at end of period                $   69,996     $  287,156
                                                          ==========     ==========



Supplemental disclosure of cash flow information:

a. Cash paid during the period for:

       interest                                $  617,135     $  641,888
                                                ---------     ----------
       income taxes                            $      800     $      800
                                                ---------     ----------

b. Noncash investing and financing transactions:

For the year ended December 31, 2000:

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

     Issuance of 3,000,000 shares of common stock pursuant to a joint venture agreement with EnterTech Media Group for 3,333,333 shares of EnterTech Media common stock at a total value of $916,470.

                             TALK VISUAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)



b. Noncash investing and financing transactions (continued):

For the year ended December 31, 2000 (continued):

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





                See notes to consolidated financial statements

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business
--------

Prior to August 24, 1999, the Company was considered a development stage company. On August 24, 1999, the Company became operational with the launch of its videocalling services through its wholly owned retail stores in the United States and joint venture partners. Additionally, during 1999, the Company commenced selling other telecommunications services and equipment through its retail outlets and over the internet. On July 20, 2000, the Company acquired eleven retail call shops in the New York and New Jersey market areas through its wholly owned subsidiary, Mundo Express of NY, Ltd. The Company also owns and operates, through its wholly owned subsidiary, Sacramento Results, Inc., a commercial property located in Sacramento, California and through its wholly owned subsidiary, The Ontario International Property Corporation, a commercial property in Toronto, Ontario, Canada.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Talk Visual Corporation and its wholly owned subsidiaries, Sacramento Results, Inc., Mundo Express of New York, Ltd. and The Ontario International Property Corporation. All intercompany balances and transactions have been eliminated.

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

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------

Inventories, which consists of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Stock Subscriptions Receivable
------------------------------

On August 10, 2000, certain officers of the Company exercised options for the purchase of 1,750,000 shares of Common Stock at a total purchase price of $765,625. Concurrent with the exercise and pursuant to the terms of the 1995 Employee Stock Purchase Plan as amended, promissory notes bearing interest at six percent were tendered in payment of the stock. These notes, along with $33,000 of other common stock subscriptions receivable, have been presented as a reduction of stockholders' equity in the accompanying financial statements.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for furniture, fixtures and equipment and fifteen to forty years for real estate.

Goodwill
--------

Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 10 years using the straight line method. Accumulated amortization amounted to $45,750 as of December 31, 2000.

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

Revenue Recognition
-------------------

Revenue is recognized upon completion of the service or delivery of equipment. Rental income is recognized when earned.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Loss Per Share
--------------

SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All amounts have been adjusted for the September 8, 1998 one for three reverse split. For the years ended December 31, 2000 and 1999, diluted earnings per share have not been included as it would be antidilutive.

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for the year ending December 31, 2001. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on its financial condition or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Recent Accounting Pronouncements (continued)
--------------------------------------------

("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, and will not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred significant net losses for the years 2000 and 1999, and expects to continue to incur losses and have negative working capital in 2001. The Company is dependent on retail videocalling and telecommunication product sales, revenues from the real estate operations, investor stock subscriptions, equity draws under the stock purchase agreement dated July 27, 2000 and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

On July 28, 2000, the Company signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of the Company's common stock, subject to the effectiveness of a Registration Statement which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to the private investor under the Common Stock Purchase Agreement is not registered under the Securities Act of 1933. However, the Company filed a Registration Statement on Form SB-2 covering the resale of the shares by the investor. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million. At December 31, 2000, the Company has sold 7,337,423 shares of common stock under the stock purchase agreement for net proceeds of $641,065 after payment of commissions and expenses.

The Company has a funding agreement by the preferred stockholders to purchase one dollar of common shares per preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. Under this agreement, amounts contributed are treated as a stock purchase at a price equal to the three days prior to funding average price less a twenty five percent discount. As of December 31, 2000, the preferred shareholders had contributed $3,205,000 toward that commitment. Based upon the current cash utilization rate and Management's plan for expansion and new products/joint ventures/acquisitions, Management believes that together with the Common Stock Purchase Agreement of July 27, 2000, and the Preferred shareholder's funding agreement and additional revenue generated by the retail operations, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

Other operations:
          Equipment, Machinery and Automobiles        $1,138,867
          Furniture and Fixtures                          49,157
          Leasehold Improvements                         609,115

Real estate operations:
          Land                                         4,590,296
          Buildings                                    6,167,094
          Equipment, Machinery and Automobiles           137,476
          Furniture and Fixtures                          13,833
          Leasehold Improvements                          92,268
                                                     -----------
                                                      12,798,106
          Less accumulated depreciation                 (590,570)
                                                     -----------
          Net                                        $12,207,536
                                                     ===========


Depreciation expense on property and equipment was $370,180 for the year ended December 31, 2000 and $223,733 for the year ended December 31, 1999.


NOTE 4 - PRODUCT DEVELOPMENT COSTS

The Company ceased developing and marketing software products in 1998 and began focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 2000, the Company expensed the remaining capitalized software development costs in the amount of $163,000 as a result of management's determination that these capitalized costs had no further realizable value.


NOTE 5 - DEBT

The Company's debt is as follows:

Unsecured note payable to IBM (past due)                            150,000

Due to prior officer (in arbitration)                                72,066

Convertible discounted loan note ("CDLN"), secured by an
unrecorded lien on the Sacramento land and building,
remaining interest balance due for notes not converted
to common stock                                                      11,000

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 5 - DEBT (continued)

Mortgage note, secured by a first lien on the Sacramento land and building, including a deed of trust on rents and fixtures; bearing interest at 10% for the initial 12 months and 12% thereafter; payable monthly, interest only for
seventy-two months, with the entire principal due January, 2004                           3,840,000

12.5% Mortgage note, secured by a second lien on the Sacramento land and building, including a deed of trust on rents and a lien on specified equipment;
disbursed to a maximum funding of $500,000 based upon completion of certain leasehold improvements and delivery of specified equipment; payable in monthly installments of principal and interest for 60
months; undisbursed funds at December 31, 1999 totaled $350,000                              98,553

9% Mortgage note, secured by a lien on the Sacramento land and building, maximum funding of $1,000,000 due January 1, 2002 Interest payable monthly
                                                                                            500,000

7.05% Mortgage note, secured by the land and building in Toronto
Ontario, and matures February 1, 2002. The mortgage is payable in monthly installments of $8,000 (USD), including principal and
interest. The mortgage is payable in Canadian dollars                                       937,368

                                                                                         ----------
Total Debt                                                                               $5,608,987
Less current maturity                                                                       292,822
                                                                                         ----------
Long term debt                                                                           $5,316,165
                                                                                         ==========

The aggregate maturities of long-term debt maturing in succeeding years are as follows:

                                          Amount
                                        ---------
              2002                     $1,431,012
              2003                         45,153
              2004                      3,840,000

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases certain equipment and real estate under various operating leases which expire at various dates through June 30, 2004 Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2000 are as follows:


        2001                      $  569,931

        2002                         433,888

        2003                         301,385

        2004                         215,573

        2005                         140,590
                                   ---------
  Total future minimum rentals    $1,661,367
                                  ==========

Rent expense for the years ended December 31, 2000 and 1999 was $420,623 and $144,432, respectively.


Legal Proceedings
-----------------

There are no material legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.


NOTE 7 - ACQUISITIONS

On July 20, 2000, the Company purchased, through a wholly owned subsidiary, the net assets of eleven retail telephone call shop stores operating in the New York and New Jersey market areas for $900,000 in cash and stock. The purchase price consisted of $350,000 in cash payments and $550,000 worth of common stock, equaling 1,066,718 shares.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 7 - ACQUISITIONS  (continued)

This acquisition has been accounted for as asset purchases, and accordingly, the operations of the acquired stores have been included in the Company's consolidated operating results from the date of acquisition. The costs of this acquisition has been allocated on the bases of the estimated fair market values of the assets acquired. There were no liabilities assumed in this acquisition. The purchase price consisted primarily of Goodwill which is being amortized over ten years.


NOTE 8 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value of $0.001 and 25,000,000 shares of non-voting preferred stock, par value $0.001. At December 31, 2000, the Company has 77,235,840 issued and outstanding Common shares and 50,000 issued and outstanding Series 1999-A Preferred shares. The Series 1999-A Preferred stock has a conversion right at the holder's option, at the rate of $1.00 divided by the average of the lowest three day closing bid price for the Common stock. On December 1, 1999, the holders of the Preferred shares exercised this convertibility feature, resulting in each share of preferred stock having the right to convert to 17.14 shares of common stock, at an effective price of $0.0583 per common share.

In May 1996, the Company consummated an initial public offering of 383,333 shares of its common stock, adjusted for the 1:3 reverse split in September 1998. On June 18, 1999, the Company completed the merger with Videocall International Corporation. This transaction was recorded as a reverse merger effective December 31, 1998.


Options and Warrants Outstanding
--------------------------------

On June 18, 1999, the Company issued options to purchase 15,608,475 shares of common stock at $1.00 per share with a three year expiration period and 1,800,000 warrants at $0.25 per share with a three year expiration period in connection with the merger of Videocall International Corporation. No value has been recorded for these options since they have not been registered and are not tradeable.

In connection with the Company's initial public offering of common stock, the Company issued warrants to a trust company to purchase 66,667 shares of common stock at $3.93 per share, expiring five years from the date of issue. The warrants were exercisable immediately. Through December 31, 2000, the trust company has exercised 60,432 of the warrants.

On May 30, 1999, the Company issued 45,000 options at $2.97 per share with a two year expiration period to a former employee. The stock price on the date of issue was $2.875. Accordingly, no compensation expense was recorded.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 8 - STOCKHOLDERS' EQUITY  (continued)

Under the terms of the stock purchase agreement dated July 27, 2000, the Company issued warrants to the buyer to purchase 1,271,186 shares of common stock at $0.6785 per share, expiring four years from the date of issue. Additionally, warrants were issued to Ladenburg Thalmann in the same amount and under the same terms for services rendered in connection with the stock purchase agreement placement.

In connection with the stock purchase agreement dated July 27, 2000, the Company issued stock purchase warrants to the buyer on December 8, 2000, to purchase 2,662,330 shares of common stock at $0.1315 per share, expiring 22 trading days from date of issue.

On December 27, 2000, the Board of Directors granted options to purchase 100,000 shares of common stock to each of the two non-employee Directors at an exercise price of $0.1057 per share, expiring five years from the date of issue.

As of December 31, 2000, warrants and options to purchase 22,170,647 shares of common stock were outstanding.


Capital Stock Transactions
--------------------------

On various dates during 2000, the Company issued a total of 7,829,735 shares of common stock under various private placement subscriptions pursuant to the agreement of the preferred shareholders to contribute $1.00 per converted common share received after the first 3,348,500 common shares. The shares were issued at various prices ranging from $0.1602 per share to $0.5517 per share, based on the average closing price for the day of funding and two days prior to the funding, at a twenty five percent discount. Included in the total subscription, was 1,137,656 shares to Overseas Communications Ltd., a foreign corporation which is 33% owned by the Chairman of the Company.

During 2000, the Company issued an aggregate 212,750 shares of common stock, for various services and obligations. At issuance, the stock ranged in price from $0.3594 per share to $1.87 per share. These issuances were recorded at a total expense of $152,360. Included in this amount is 12,750 shares of common stock to employees and associates as additional compensation.

During 2000, the Company issued 3,691,935 shares of common stock from the exercise of options and warrants, at prices ranging from $0.25 to $2.07 per share.

On March 23, 2000, the Company issued 100,000 shares of common stock along with a payment of $450,000 in satisfaction of a note payable with an adjusted book value of $844,993. The price of the common stock on the date of issue was $2.6865 per share, for a total value of $268,650. The gain realized in extinguishment of this debt of $126,343 is reflected as extraordinary income for 2000.

On June 29, 2000, the Company issued 841,935 shares of common stock from the cashless exercise of 900,000 warrants, at $0.25 per share.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 8 - STOCKHOLDERS' EQUITY  (continued)

On July 20, 2000, as discussed in Note 7, the Company issued 1,066,718 shares of common stock in the acquisition of eleven retail stores in New York and New Jersey.

On August 28, 2000, the Company issued 1,750,000 shares of common stock upon the exercise of options, at $0.4375 per common share. The options were exercised by two officers of the Company, in exchange for notes receivable in the amount of $765,625, bearing interest at 6% per year.

On September 27, 2000, the Company issued 3,000,000 shares of common stock in exchange for 3,666,000 shares of common stock of EnterTech Media Group, Inc., pursuant to a joint venture agreement dated April 1, 2000. The transaction was recorded at an estimated value of $916,470, which includes a marketability discount. This transaction is included in Investment In Equity Securities. As of December 31, 2000, the Company owns 15.7% of EnterTech Media Group, Inc.

On December 29, 2000, the Company satisfied its obligation to Overseas Communications, Ltd., a foreign corporation in which the Chairman of the Company is a 33% shareholder, for open invoices in the amount of $100,000, representing consulting and management services provided by the Chairman, with the issuance of 1,828,989 shares of common stock. The value on the date of issue was $.0547 per share.


NOTE 9 - STOCK OPTION AND PURCHASE PLAN

The Talk Visual Corporation 1995 Stock Option/Stock Issuance Plan, as amended (the "Plan"), is a tax qualified stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorizes the issuance of common stock.

Under the Plan, options fall into two catagories: (i) the Incentive Stock Option Plan under which qualified employees can, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than 85% of their fair market value on the grant date or at the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

Independent of the Plan, a former employee, on May 30, 1999, was granted the right to purchase up to 45,000 shares at a price of $2.97 per share expiring February 28, 2002. On December 27, 2000, the Board of Directors granted options to purchase 100,000 shares of common stock to each of the two non-employee Directors at an exercise price of $0.1057 per share, expiring five years from the date of issue.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 9 - STOCK OPTION AND PURCHASE PLAN (continued)


Option activity within each plan was as follows:
                                                                   Weighted
                                         Incentive     Directors     Average
                                        Stock Option  Stock Option    Price
                                           Plan          Plan      Per Share
                                       ------------   ------------ ---------
Balance outstanding, December 31, 1998    252,333        -0-         $5.74

  Options expired range from
        $8.25 to $9.75 per share         (119,000)                   $9.00
                                          -------
Balance outstanding, December 31, 1999    133,333        -0-         $2.85

  Options granted                       3,100,000                    $0.4375

  Options expired range from
        $2.07 to $4.14 per share         ( 33,333)                   $2.85

  Options exercised range from
        $0.4375 to $2.07 per share     (1,800,000)                   $0.4828
                                        ---------
Balance outstanding, December 31, 2000  1,400,000        -0-         $0.55
                                        =========     ========

Information relating to stock options outstanding and exercisable at December 31, 2000, summarized by exercise price are as follows:


                                                       Life     Exercise
                                           Shares    (months)     Price
                                          --------    ------    --------
Incentive Stock Option Plan
                                            25,000      2.0      $4.14
                                            25,000      2.0      $3.11
                                         1,350,000     54.0      $0.4375
Granted May 30, 1999
                                            45,000     14.0      $2.97
                                         ---------
        Total                            1,445,000               $0.63
                                         =========


All stock options issued to employees have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 9 - STOCK OPTION AND PURCHASE PLAN (continued)


consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented below as follows:

                                          2000                  1999
                                        ---------            ---------
Net loss as reported                  $(5,951,074)         $(6,024,188)
Net loss pro forma                    $(5,980,396)         $(6,092,320)

Basic and diluted net loss per
  common share as reported            $     (0.12)         $     (0.23)

Basic and diluted net loss per
  common share pro forma              $     (0.12)         $     (0.23)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999: expected life of option of 1.5 years and 2.5 years, respectively, expected volatility of 80.0%, risk-free interest rate of 6.0% and a 0% dividend yield for both years. The weighted average fair value at the date of grants for options granted during 2000 and 1999 was $0.44 and $1.51 per option, respectively.


NOTE 10 - GENERAL, ADMINISTRATIVE AND MARKETING EXPENSE

General, administrative and marketing expense is comprised of the following items:

                                                  2000           1999
                                                 ------         ------
          Salaries and benefits               $1,073,168     $  719,943
          Consultants                            255,978      1,652,453
          Legal and other professional           519,947      1,178,418
          Marketing and public relations         596,722        459,782
          Rents                                  140,105        129,093
          Travel                                 331,900        288,549
          Other general and administrative       746,651        554,915
                                              ----------     ----------
                     Total                    $3,664,471     $4,983,153
                                              ==========     ==========

Of the total $3,272,405 expense in 2000, $169,149 was paid in common stock. For the year ended December 31, 1999, of the total $4,983,153 expense, $2,441,567 was paid in common stock.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 11 - INCOME TAXES

At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $17,273,605 and $10,364,163, available to offset taxable income expiring at various times through the year 2020. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 2000 and 1999, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a 100% valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company provided certain administrative, technical and operational support, loan advances, loan of equipment and sales of equipment along with facilities utilization to the foreign entities TV Telecommunications, Ltd, Videocall of Canada, Inc., Videocall Israel, Ltd. and the Belgium operations. These entities are owned and/or managed by individuals who are stockholders of the Company. At December 31, 2000, balances due from these entities totaled $329,554, after the provision for a reserve against the advances in the amount of $386,396.

The Company expensed $120,000 to Overseas Communications Ltd., a foreign corporation owned 33% by the Chairman of the Company, for consulting services provided by the Chairman. The Company issued common stock in payment of $100,000 of this obligation. At December 31, 2000, there was a balance due to this entity in the amount of $40,000.

As explained in Note 8, two officers of the Company exercised options to purchase 1,750,000 shares of common stock by tendering six percent per year notes in the amount of $765,625. These notes are included as a reduction in Stockholders' Equity, under the category of stock subscriptions receivable.

The Company, through its Sacramento real estate subsidiary, rents retail space and has made advances to an entity in which the Chairman is an officer and certain Directors, officers and the Chairman hold an interest in. At December 31, 2000, the Company had advanced $26,250 on behalf of this entity and had received $78,217 in rental income.

At December 31, 2000, the Company had advanced $133,048 to certain officers and Directors.

The Company advanced $250,000 to YAK Communications, (USA) Inc. in connection with a proposed transaction which was not consummated. This amount is presented in the accompanying balance sheet as Advances To Related Parties. YAK Communications, (USA) Inc. is owned 32% by parties related to the Company.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 13 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                         2000            1999
                                                         ----            ----
Basic weighted average shares outstanding             51,110,571      26,674,262
Dilutive effect of options                                --              --
                                                      ----------      ----------
Diluted weighted average shares outstanding           51,110,571      26,674,262
                                                      ==========      ==========

Options and warrants to purchase 22,170,647 and 17,593,043 shares were outstanding during the years ended December 31, 2000 and 1999, respectively, and Class A Preferred Stock, Series 1999-A convertible into 848,190 shares was also outstanding, but these amounts were not included in the computation of diluted loss per common share because the effect would be antidilutive.


NOTE 14 - SUBSEQUENT EVENTS

On January 3, 2001, in connection with the YAK Communications, (USA) Inc. proposed transaction, the Company transferred in trust, the stock of its subsidiary, Ontario International Property Corporation, to a corporation controlled by the principals of YAK Communications, (USA) Inc. The subsidiary was transferred back to the Company on February 5, 2001. While in the custody of YAK Communications, (USA) Inc., shareholders, a mortgage in the amount of $200,000 was placed on the property and cash in bank of about $5,000 was withdrawn. These amounts are considered additional advances to YAK Communications, (USA) Inc.

On February 5, 2001, the Company's Board of Directors authorized a one-for-three reverse split of its common stock, effective at the discretion and judgement of Management.

NOTE 15 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows at December 31,:

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 15 - SEGMENT INFORMATION  (continued)


                              Rental          Telecom         Total
                            ----------      ----------      ----------
2000
Net revenue                 $1,284,878      $1,909,581      $3,194,459
Depreciation/Amortization      247,495         217,222         464,717
Operating Income (loss)       (114,145)     (5,115,939)     (5,230,084)
Assets, net                 10,848,893       4,657,349      15,506,242
Capital expenditures            69,038         826,147         895,185

1999
Net revenue                 $1,075,482      $   90,506      $1,165,988
Depreciation/Amortization      213,323          85,940         299,263
Operating Income (loss)       (414,784)     (5,539,935)     (5,954,719)
Assets, net                 11,068,078       4,570,311      15,638,389
Capital expenditures         2,637,963         619,016       3,256,979


NOTE 16 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                       2000           1999
                                                       ----           ----

   Write down of equity securities (a)              $(843,335)         -0-

   Provision for losses on advances (b)             $(386,396)         -0-

(a) The Company owns certain equity securities that are classified as available-for-sale. These securities, having a historical cost of $849,375, were stated at their fair value of $132,880 at December 31, 1999, with the decline in value of $716,495 included in Accumulated Other Comprehensive Loss as of that date. In the fourth quarter of 2000, management determined that the decline in value of this equity security was other than temporary and, accordingly, recognized a loss of $843,335 to write down the carrying basis of this security to fair value. Included in Other Comprehensive Income for 2000 is a reclassification adjustment related to the write down of this equity security in the fourth quarter.

(b) As more fully described in Note 12, management determined that a provision should be made against advances to certain foreign entities.

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


David B. Hurwitz
David B. Hurwitz - Age 37, has been a director since November, 1998. Mr. Hurwitz is the President and Chief Executive Officer of Capsule Communications, Inc. Prior to joining Capsule Communications, Inc., Mr. Hurwitz was with Commonwealth Long Distance/RCN as Vice President of Sales and Marketing. Mr. Hurwitz was involved in several entrepreneurial start-up ventures funded by Petrocelli Industries of NYC before joining Commonwealth Long Distance/RCN. As Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc., Mr. Hurwitz was responsible for the development and operation of a prepaid "debit" long distance calling card service and validation processing service bureau, and as General Manager of FiberNet, Mr. Hurwitz was responsible for overseeing the sale and marketing of services associated with FiberNet's Upstate and New York Metropolitan Area Networks. Prior to developing the business plan and negotiating funding for InterNet, Mr. Hurwitz participated in the due diligence and sale of FiberNet's Upstate and Metropolitan New York Area markets to MFS. While affiliated with Rochester Tel. Telecommunications Group, a division of Rochester Telephone (now Frontier) from 1985 until February of 1992, Mr. Hurwitz held numerous positions including Account Executive, Regional Sales Manager and Director of the Mid-Atlantic and Central Regions. Mr. Hurwitz graduated with a B.A. in English and History from Hobart College in 1985. He completed Master's level course work in Telecommunications Management in 1988 and 1989 at the State University of New York at Albany.

Michael J. Zwebner
Michael Zwebner - Age 47, is our founder and has served as Chairman of the Board of Directors of Videocall International Corporation since February, 1998. Mr. Zwebner also serves on the Board of Directors for Sector Communications, Inc. and Entertainment Internet, Inc. Mr. Zwebner is also the President of International Catalyst Ventures, Inc. (Canada). From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held entity based in Connecticut. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada. Mr. Zwebner has served as Chairman of the Board and a director of Talk Visual since September, 1998.

Eugene A. Rosov
Eugene Rosov - Age 52, has served as Director, President and Chief Executive Officer of Videocall International Corporation since June 1998. In 1967, Mr. Rosov started a national music educational and touring company, and in 1978 started the international chamber music association, Chamber Music America. Mr. Rosov served as acting Director of Marketing for the nation's largest public radio station, WNYC, from 1979 to 1980. In 1980 he was founder, president and CEO of Water Test Corporation, a national drinking water testing laboratory acquired by Household International in 1987. From 1988 to 1995 he was founder, president, CEO and Chairman of Innovative Telecom Corporation, the Nashua, New Hampshire telecommunications systems integrator and provider to five (of six) Regional Bell operating companies of prepaid telephone card technologies and customer service operations. From 1995-1998 Mr. Rosov acted as a consultant to various telecom companies. Mr. Rosov graduated from Harvard College in 1971 with a BA in General Studies. Mr. Rosov has served as Chief Executive Officer and a Director of the Company since November 1998 and September 1998, respectively.

Alexander H. Walker, Jr.
Mr. Walker - Age 74, has served as a Director of the Company since September 1998. Mr. Walker has served as Director and General Counsel to Videocall International Corporation since July 1998. He also serves on the Board of Directors of Film World, Inc. and Entertech Media Group, Inc. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered Trust Company and Transfer Agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an Attorney.

Clinton H. Snyder
Clinton H. Snyder, CPA - Age 46, has held the position of Chief Financial Officer since November 6, 1998. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Md. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area.


Section 16(a) Beneficial Ownership Reporting Compliance

(The following people are directors, officers, beneficial owners of 10% or more of the common stock, or any other person subject to Section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under
Section 16(a) of the Exchange Act)

Michael Cuzner-Charles has not filed a form 5 for the calendar year 2000.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

We have no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director except for the Automatic Option Grant Program component of the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Directors who are not current employees of the Company ("non-employee directors") are eligible for the Automatic Option Grant Program component of the 1995 Plan under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of their fair market value on the grant date. Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member will receive a 3,333 share option grant on the date of such election or appointment, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 833 shares of Common Stock whether or not such individual has been in the prior employ of the Company.

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

The following options were granted under the Discretionary Option Grant Program in effect under the 1995 Plan (as amended) to non-employee Directors:

                         Number of
                        Securities
                        Underlying      Exercise or   Expiration     Vested
Name                  Options Granted  Base Price(1)     Date         Date
---------------       ---------------   -----------   -----------  -----------

David Hurwitz              100,000        $0.1057     12/28/05      12/31/01
Alexander Walker, Jr.      100,000        $0.1057     12/28/05      12/31/01

--------
(1) The exercise price per share for these options was equal to the fair market value of our Common Stock on the date of grant.

Compensation of Executive Officers

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal year 2000 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 1999 and 2000:


Summary Compensation Table
--------------------------

                                                              Long-Term Compensation
                                                Other Annual          Awards
                                       Salary   Compensation     ---Securities---
Name and Principal Position     Year    ($)          ($)       Underlying Options(#)
---------------------------     ----   ------   ------------  ----------------------
Michael J. Zwebner (1)          2000    -0-       $120,000(2)          -0-
   Chairman of the Board        1999    -0-       $120,000(2)          -0-
   of Directors                 1998    -0-          -0-               -0-

Eugene A. Rosov (3)             2000 $150,000        -0-            1,350,000
   Chief Executive Officer,     1999 $148,961     $112,500(4)          -0-
   President                    1998 $  -0-          -0-               -0-

Clinton H. Snyder, CPA (5)      2000 $120,000        -0-               -0-
   Chief Financial Officer      1999 $120,000        -0-               -0-
   and Secretary                1998    -0-          -0-               -0-

Pedro Sanchez                   2000 $ 59,846(6)     -0-               -0-
   Chief Technical Officer

-----------

(1)  Mr. Zwebner became Chairman on November 6, 1998.

(2) Mr. Zwebner's compensation is paid under a contract with Overseas Communication, Ltd., a non U. S. company. For 2000, $100,000 of this amount was paid by the issuance of 1,828,989 shares of common stock at .0547 per share on December 21, 2000 and for 1999, all of the obligation was paid for by the issuance of 1,698,014 shares at .0766 per share on November 4, 1999.

(3)  Mr. Rosov became Chief Executive Officer on November 6, 1998

(4)  Paid by the issuance of 50,000 shares on June 8, 1999, at a value of $2.25.

(5) Mr. Snyder became Chief Financial Officer October 6, 1998 and Secretary March 1, 1999.

(6) Mr. Sanchez joined the company as Chief Technical Officer on June 1, 2000. His annualized base salary for 2000 is $104,000.


Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in January, 1996 to establish salary, bonus and other forms of compensation for officers of the Company, provide recommendations for the salaries and incentive compensation of the employees and consultants of the Company and make recommendations to the Board of Directors regarding such matters.

The principal objectives of the Company's executive compensation are to:

- support the achievement of the desired Company performance;
- align the executive officer's interests with the success of the Company and with the interests of the Company's stockholders; and
- provide compensation that will attract and retain qualified management and reward performance.

These objectives are principally achieved through compensation in the form of annual base salaries, discretionary bonuses and equity investment opportunities, such as stock option grants. Prior to January, 1996, the Board of Directors performed the functions of the Compensation Committee. We have not historically linked executive compensation directly to corporate performance.

During the 2000 fiscal year, until Mr. Cuzner-Charles resignation from the Board of Directors, the Compensation Committee was composed of Messrs. Hurwitz, Rosov and Cuzner-Charles. After December 27, 2000, the Committee was composed of Messrs. Hurwitz, Rosov and Zwebner. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Stock Options

The Company granted the following options to the Company's Named Executive Officers during fiscal year 2000:


                      Number of    Percent of
                     Securities       Total
                     Underlying      Options  Exercise or   Expiration
Name               Options Granted   Granted  Base Price(1)    Date
---------------    ---------------   -------  -----------   -----------

Eugene Rosov          2,350,000         76%      $0.4375     06/29/05
Clinton Snyder          750,000         24%      $0.4375     06/29/05

--------
(1) The exercise price on the date of grant was equal to or above the fair market value on the date of grant.

Aggregated Option Exercises in Fiscal 2000 and Value of Options at End of Fiscal 2000.

The following table sets forth certain information with respect to the Company's Named Executive Officers concerning unexercised stock options held as of December 31, 2000. The Company did not grant any stock appreciation rights during fiscal year 2000 and no such rights were outstanding as of the end of such fiscal year.

Aggregated Option Exercises:

                                Number of      Aggregate
                                 Shares          Dollar
Name                            Received         Value
-----------------------         ---------      ---------
Michael J. Zwebner                 -0-            -0-
Eugene A. Rosov                 1,000,000       $437,500
Clinton H. Snyder                 750,000       $328,125



Value of Options at End of Fiscal Year 2000:

                               Number of Unexercised     Value of Unexercised
                               Securities Underlying        In-the-Money
                                     Options at              Options at
                                 Fiscal Year End         Fiscal Year End($)
                               ---------------------     --------------------
Name                        Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------------     ---------    -----------    ---------    ---------
Michael J. Zwebner               -0-          -0-           -0-          -0-
Eugene A. Rosov               1,350,000       -0-           -0-          -0-
Clinton H. Snyder                -0-          -0-           -0-          -0-
Pedro Sanchez                    -0-          -0-           -0-          -0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2001, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.

                                                             Common Stock
                                                        -----------------------
                                                           Number    Percentage
                                                         of Shares    of Shares
                                                      Beneficially  Beneficially
Name and Address (1)                                   Owned(2)(3)   Owned(2)(3)
----------------------------------------------         ------------ ------------

Overseas Communications, Ltd. (4)
46/11 Diskin St
Jerusalem, Israel                                         6,689,373       7.18%

Arlington Worldwide Ltd.
7 Hatton Garden
London, England EC1N 8AD                                  5,324,310       5.80%

David Hurwitz  (5)
  Director                                                  200,000       0.22%

                                                          Common Stock
                                                      -----------------------
                                                        Number    Percentage
                                                      of Shares    of Shares
                                                    Beneficially  Beneficially
Name and Address (1)                                 Owned(2)(3)   Owned(2)(3)
--------------------------------------------        ------------  ------------

Eugene A. Rosov (6)
   Chief Executive Officer, President                  3,500,000       3.79%

Pedro Sanchez
   Chief Technical Officer                                 4,750       0.00%

Clinton H. Snyder, CPA
   Chief Financial Officer and Secretary               1,250,000       1.37%

Alexander Walker, Jr. (7)
   Director                                              200,000       0.22%

Michael J. Zwebner (8)
   Chairman of the Board of Directors                  6,671,701       7.13%




All directors and executive officers as a
   Group (6 persons) (9)                               11,826,451      12.43%

--------------
(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.
(2) Percentage ownership is based on 91,106,043 shares of Common Stock outstanding as of March 28, 2001, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 28, 2001. Only those shares beneficially owned by the person holding such options are included in the outstanding shares for purposes of computing the percentage beneficially owned by that person; such shares are not deemed to be outstanding for purposes of computing any other person's percentage.
(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(4) Michael J. Zwebner owns 33% of this entity, all other owners own less than 10%. The shares listed includes 2,000,000 of options currently exercisable.
(5) Includes options to purchase 100,000 shares of common stock.
(6) Includes options to purchase 1,350,000 shares of common stock.
(7) Includes options to purchase 100,000 shares of common stock.
(8) Includes options to purchase 2,488,667 shares of common stock.
(9) Includes options to purchase 4,038,667 shares of common stock.

Agreements with potential for change in control.

We have registered 56,018,307 shares of our common stock for sale by the selling stockholders under the registration statement which became effective October 31,

2000. Under the terms of our common stock purchase agreement with Evertrend Holdings Limited, we may not issue shares of our common stock to Evertrend which would result in ownership by Evertrend of more than 9.9% of our issued and outstanding common stock. However, if all of the shares that were registered are issued under the terms of the common stock purchase agreement and resold by Evertrend and the other selling stockholder, third party investors could acquire a significant percentage of our common stock. The acquisition by third party investors of a significant percentage of our common stock could enable such investors to influence or direct the policies, decisions and composition of our Board of Directors and management.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We engage the services of the Chairman under a consulting agreement through Overseas Communications, Ltd., a foreign corporation. The annual payment is $120,000. Overseas Communications, Ltd. is 33% owned by our Chairman. We issued common stock in payment of $100,000 of this obligation in fiscal year 2000. At December 31, 2000, there was a balance due to this entity in the amount of $40,000.

The Company provided certain administrative, technical and operational support, loan advances, loan of equipment and sales of equipment along with facilities utilization to the foreign entities TV Telecommunications, Ltd, Videocall of Canada, Inc., Videocall Israel, Ltd. and the Belgium operations. These entities are owned and/or managed by individuals who are stockholders of the Company. At December 31, 2000, balances due from these entities totaled $329,554, after the provision for a reserve against the advances in the amount of $386,396.

Eugene Rosov, President, and Clinton Snyder, Chief Financial Officer of the Company exercised options to purchase 1,750,000 shares of common stock by tendering notes in the amount of $765,625. These notes accrue interest at an annual rate of 6%. These notes are included as a reduction in Stockholders' Equity, under the category of stock subscriptions receivable.

Through Sacramento Results, Inc., a subsidiary of the company we rent retail space and have made advances to an entity in which our Chairman is a stockholder and an officer and Alex Walker, Jr., a Director, Eugene Rosov, President and Clinton Snyder, Chief Financial Officer are stockholders. At December 31, 2000, the Company had advanced $26,250 on behalf of this entity and had received $78,217 in rental income from this entity.

At December 31, 2000, the Company had advanced a total of $133,048 to certain officers and Directors.

We advanced $250,000 to YAK Communications, (USA) Inc. in connection with a proposed transaction which was not consummated. YAK Communications (USA) Inc. is owned 17% by Charles Zwebner, brother of the Chairman of the Company and 7% by Michael Zwebner, Chairman of the Company.

Alexander Walker, Jr., a Director of our company, is Chairman of the Board and a shareholder of Nevada Agency and Trust Company, our transfer agent. For fiscal year 2000, we recorded $3,330 of fees to this entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

1.1(1) Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
1.2(1) Amendment dated July 28, 2000 to the Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Ltd.
3.1(2)     Articles of Incorporation
3.2(2)     By-Laws
4.1(1)     1995 Stock Option/Stock Issuance Plan
4.2(1) Stock Purchase Warrant dated July 27, 2000 issued to Evertrend Holdings Ltd.
4.3(1)     Form of Stock Purchase Warrants to be issued to Evertrend Holdings
           Ltd
4.4(1) Stock Purchase Warrant dated July 27, 2000 issued to Ladenburg Thalmann & Co. Inc.
4.5 Stock Purchase Warrant dated December 8, 2000 issued to Evertrend Holdings Ltd.
4.6(1) $3,840,000 Note dated September 24, 1998 issued by Sacramento Results, Inc. to Bar K, Inc.
10.1(1) Registration Rights Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
10.2(1) Escrow Agreement dated July 27, 2000 among Registrant, Evertrend Holdings Limited, and Epstein, Becker & Green, P.C.
10.3(1) OEM Agreement dated as of February 11, 2000 between the Registrant and Motion Media Technology Limited
10.4(1) Joint Venture Agreement dated April 1, 2000 between the Registrant and EnterTech Media Group
10.5(1) Lease Agreement dated July 30, 1999 between Lucky Capital, Inc. and Talk Visual Corporation
10.6(1) Lease Agreement dated February 1, 2000 between Lucky Capital, Inc. and Talk Visual Corporation
10.7(1) Agreement dated as of June 22, 2000 by and between Talk Visual Retail Acquisitions, Inc. and Various Business Management
10.8(3) Agreement and Plan of Merger dated as of September 14, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.9(3) Amendment No. 1 to Agreement and Plan of Merger dated as of December 1, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
21         Subsidiaries of Talk Visual Corporation
24         Power of Attorney (see page 59)

----------------
(1) Incorporated herein by reference to exhibits filed with the Registrant's Registration Statement on Form SB-2 (File No. 333-43806) declared effective by the SEC on October 31, 2000.

(2) Incorporated herein by reference to exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(3) Incorporated herein by reference to Annex A to the Proxy
Statement/Prospectus/Notification of Merger, included in the Registrant's Registration Statement on Form S-4 (File No. 333-79597) declared effective by the SEC on June 1, 1999.

REPORTS ON FORM 8-K.

No reports were filed during the fourth quarter of 2000.

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


                             TALK VISUAL CORPORATION
                            By: /s/Clinton H. Snyder
                                                     Chief Financial Officer
Dated:  April 2, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                             Date
---------                          -----                                             ----

/s/ EUGENE ROSOV                   President and Chief Executive Officer             April 2, 2001
Eugene Rosov                       (Principal Executive Officer) and Director

/s/ CLINTON H. SNYDER              Chief Financial Officer (Principal                April 2, 2001
Clinton H. Snyder                  Financial and Accounting Officer)
                                   and Director
/s/ MICHAEL ZWEBNER                Chairman of the Board and Director                April 2, 2001
Michael Zwebner

/s/ DAVID B. HURWITZ               Director                                          April 2, 2001
David B. Hurwitz

/s/ ALEXANDER WALKER, JR.          Director                                          April 2, 2001
Alexander Walker, Jr.