Form 10QSB
period 2001-03-31
TALK VISUAL CORP
filed 2001-05-15
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

There were 91,106,043 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 8, 2001.

Transitional Small Business Disclosure Format (check one):

                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                     INDEX
                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements (Unaudited):

                Balance Sheets at March 31, 2001 and
                December 31, 2000.                                       3

                Statements of Operations for the three
                months ended March 31, 2001 and 2000.                    5

                Statements of Cash Flows for the three
                months ended March 31, 2001 and 2000.                    6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          11

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           14
Item 6.     Exhibits and Reports on Form 8-K                            14

Signatures                                                              15

Exhibits
     Exhibit 11                                                         16

                           TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                  MARCH 31,      DECEMBER 31,
                                                    2001             2000
                                                  --------        -----------
                                                (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $   124,390       $    69,996
   Accounts receivable, net of allowances            82,491            98,716
   Other receivables                                 47,572           143,388
   Inventory                                        127,687           111,807
   Advances to related parties                      503,541           250,000
   Other current assets                             224,453           169,777
                                                 ----------        ----------
   Total current assets                           1,110,134           843,684

PROPERTY AND EQUIPMENT, net                      12,117,058        12,207,536

ADVANCES TO RELATED ENTITIES                        473,619           429,875

INVESTMENT IN EQUITY SECURITIES                     916,470           967,470

GOODWILL, NET                                       809,007           865,345

OTHER ASSETS                                        178,916           196,116
                                                 ----------        ----------
   TOTAL                                        $15,605,204       $15,510,026
                                                 ==========        ==========






            See notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (continued)

                                                      MARCH 31,      DECEMBER 31,
                                                        2001             2000
                                                      --------        -----------
                                                    (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                  $    34,977       $      -
    Notes payable and current portion
     of long-term debt                                  263,857       $   292,822
    Accounts payable                                  1,201,466         1,107,458
    Accrued expenses                                    277,704           240,007
    Other current liabilities                           194,015           158,301
                                                     ----------        ----------
    Total current liabilities                         1,972,019         1,798,588

LONG-TERM DEBT, net of current portion                5,419,508         5,316,165
                                                     ----------         ---------
   TOTAL LIABILITIES                                  7,391,527         7,114,753
                                                     ----------         ---------

COMMITMENTS AND CONTINGENCIES                              -                 -

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred stock - par value $.001 per
      share, 25,000,000 shares authorized; -0-
      and 50,000 shares issued and outstanding             -                   50

    Common Stock, par value $.001 per share,
      100,000,000 shares authorized; 91,106,043
      and 77,235,840 shares issued and outstanding       91,106            77,236

    Additional paid in capital                       23,079,007        22,310,104
    Accumulated deficit                             (14,161,254)      (13,172,634)
    Accumulated other comprehensive income (loss)         3,776           (20,525)
    Stock subscriptions receivable                     (798,958)         (798,958)
                                                     ----------        ----------
   Total Stockholders' Equity                         8,213,677         8,395,273
                                                     ----------        ----------
       TOTAL                                        $15,605,204       $15,510,026
                                                     ==========        ==========




            See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2001                2000
                                                  --------            --------

REVENUE
Telecommunication services and
   product sales                                $  976,222          $   22,416
 Real estate revenues                              341,414             315,556
 Other income                                         -                  3,559
                                                ----------           ---------
Total revenue                                    1,317,636             341,531
                                                ----------           ---------
COSTS AND EXPENSES
 Cost of equipment sales, telecommunication
     and retail operation expenses               1,035,128             181,484
 Depreciation and amortization                     146,807              85,324
 Research and development                             -                 10,000
 Real estate operations                            118,208             104,597
 General, administrative and marketing             823,318             682,646
                                                ----------           ---------
Total costs and expenses                         2,123,461           1,064,051
                                                ----------           ---------
LOSS FROM OPERATIONS                            (  805,825)         (  722,520)
                                                ----------           ---------
OTHER INCOME (EXPENSE)
  Interest expense                              (  141,753)         (  180,304)
  Interest income                                       57                 310
  Foreign currency translation gain                 10,388                -
  Write down of equitable securities            (   51,000)               -
                                                ----------          ----------
                                                (  182,308)         (  179,994)
                                                ----------          ----------
LOSS BEFORE EXTRAORDINARY ITEM                  (  988,133)         (  902,514)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING               -                122,347
                                                ----------          ----------
NET LOSS                                       $(  988,133)        $(  780,167)
                                                ==========          ==========

NET LOSS PER COMMON SHARE BASIC (1)

  BEFORE EXTRAORDINARY ITEM                    $     (0.01)        $     (0.03)
  EXTRAORDINARY ITEM                                     -                0.01
  NET LOSS PER COMMON SHARE                          (0.01)              (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                   85,044,557          34,860,479
                                                ==========          ==========


(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month periods ended March 31, 2001 and 2000.



            See notes to condensed consolidated financial statements.

                                TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2001           2000
                                                           --------       --------
Cash Flows from Operating Activities:

Net Loss                                                 $(  988,133)   $(  780,167)

Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                              146,807         85,323
  Amortization of product development costs                     -            12,000
  (Gain) loss on stock exchanged for debt                       -          (122,347)
  Loss on disposition of leasehold improvements               26,965           -
  Write down of investments                                   51,000           -
  Issuance of common stock in exchange for services             -            86,025

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                   16,225        (61,615)
   Inventory                                                 (15,880)       (34,899)
   Other receivables                                          95,816        518,174
   Other current assets                                      (54,674)       (78,887)
   Cash Overdraft                                             34,976           -
   Accounts payable                                           94,008       (402,873)
   Accrued expenses                                           37,697       (158,329)
   Other current liabilities                                   8,084          6,173
                                                           ---------      ---------
      Net Cash from Operating Activities                    (547,109)      (931,422)
                                                           ---------      ---------
Cash Flows from Investing Activities:

   Purchase of property and equipment                        (12,009)      (166,665)
   Advances - related parties                               (297,285)      (114,233)
   Other                                                       5,010        (19,953)
                                                           ---------      ---------
      Net Cash from Investing Activities                    (304,284)      (300,851)
                                                           ---------      ---------
Cash Flows from Financing Activities:

   Borrowings on debt                                        190,380         54,567
   Payments on notes payable and long term debt              (14,354)      (480,898)
   Proceeds from exercise of options on common stock            -           593,500
   Collections on stock subscriptions receivable                -         1,908,790
   Sales of common stock                                     841,570           -
   Expenses of equity issues                                 (67,320)          -
   Other                                                        -           (81,861)
                                                           ---------      ---------
      Net Cash from Financing Activities                     950,276      1,994,098
                                                           ---------      ---------
Effect of exchange rate changes on cash                      (44,488)          -
                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents              54,395        761,825
Cash and cash equivalents at beginning of period              69,996        287,156
                                                           ---------      ---------
Cash and cash equivalents at end of period                $  124,391     $1,048,981
                                                           =========      =========



            See notes to condensed consolidated financial statements.

                               TALK VISUAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                     (continued)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
Supplemental disclosure of cash flow information:            2001           2000
                                                             ----           ----
a. Cash paid during the period for:

       interest                                           $  141,753     $  180,304
                                                           ---------     ----------
       income taxes                                       $      800     $      800
                                                           ---------     ----------


b. Noncash investing and financing transactions:
For the period ended March 31, 2000:

         Conversion of the Convertible Discounted Loan Notes into 495,000 shares of common stock, previously issued, for the outstanding balance of the note in the amount of $386,100.


For the period ended March 31, 2001:

     None



            See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and March 31, 2000, and the cash flows for the three months ended March 31, 2001 and March 31, 2000 are included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2000, filed as part of our Annual Report on Form 10-KSB.

Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2001 and 2000, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

(2) Financial Condition and Liquidity

Since inception, we have incurred significant net losses and we expect to continue to incur losses and have negative working capital through the third quarter of the current fiscal year. We are dependent on revenues from the real estate operations, proceeds from investor stock subscriptions and short term and long term borrowings to supplement retail videocalling and telecommunication product sales for working capital needs, until the operating activities generate sufficient cash flow to fund us.

We have signed an agreement to sell the Sacramento real estate property for $8,250,000. If the sale consumates, we will receive about $3,500,000 in net proceeds.

During this reporting period, we have closed unprofitable stores and have reduced costs in the remaining stores and in other areas of our operations. The benefits of these adjustments should be reflected in our second quarter activities.

We have received, net of expenses, $554,410 from the sale of common stock under the stock purchase agreement dated July 27, 2000 and $219,840 from the exercise of warrants during the three month period ended March 31, 2001. Based upon the current cash utilization rate and Management's plan for expansion, new products, cost cutting measures, potential sale of the Sacramento real estate and stock sales pursuant to the stock purchase agreement dated July 27, 2000, Management believes that there should be sufficient capital to meet the needs of the Company for the next twelve months.

(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below.

On January 3, 2001, we sold 1,163,273 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0625 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,818.00 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On January 17, 2001, we sold 3,853,740 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0733 per share pursuant to a common stock purchase agreement between us and Evertrend. In addition, we issued to Evertrend a warrant to purchase 3,514,889 shares of our common stock at an exercise price of $0.0687 per share until February 16, 2001. Ladenburg Thalmann & Co., Inc. received $22,613 in placement fees and $30,000 in non-accountable expense fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On January 31, 2001 and February 14, 2001, we issued 3,200,000 shares of our common stock from the exercise of warrants at $0.0687 per common share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On March 2, 2001, we sold 1,986,352 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0629 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $10,000 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On March 19, 2001, we issued 324,750 shares of our common stock from the exercise of warrants at $0.501 per common share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On March 20, 2001, we sold 2,493,898 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0501 per share pursuant to a common stock purchase agreement between the Company and Evertrend. In addition, we issued to Evertrend a warrant to purchase 2,240,125 shares of our common stock at an exercise price of $0.0558 per share until April 18, 2001. Ladenburg Thalmann & Co., Inc. received $10,000 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

(4) Segment Information

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows:

                              Rental          Telecom         Total
                            ----------      ----------      ----------
March 31, 2001
Net revenue                 $  341,414      $  976,222      $1,317,636
Depreciation/amortization       62,723          84,084         146,807
Operating Income (loss)         16,094      (1,004,227)     (  988,133)
Assets, net                  9,525,404       6,079,800      15,605,204

March 31, 2000
Net revenue                    315,556          25,975         341,531
Depreciation/amortization       58,622          26,702          85,324
Income (loss)before
 extraordinary item            120,973      (  843,493)     (  722,520)
Assets, net                 10,818,778       3,547,109      14,365,887


(5) Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

(6) Subsequent Events

On April 26, 2001, we signed an agreement of sale for our property in Sacramento, California. The sale price is $8,250,000, and settlement is anticipated to occur during the second quarter of 2001.

On May 7, 2001, we announced the rollout of a new product - Instant International Service for Wireless/Cellular Users. This product permits cellular phones to access international termination points at prices equal to or better than those of calling cards. This product is being deployed through a network of dealers and direct sales efforts. We expect this product to generate immediate cash flow to be used for operations.

On May 9, 2001, we began marketing an internet stand alone videophone. This desktop videophone works directly on a network or DSL connection and permits both voice and video communication through the worldwide web environment.

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

BUSINESS AND ORGANIZATION

Talk Visual Corporation and its subsidiaries (collectively the "Company", "us" or "we"), provide videocalling services through our wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, we sell telecommunications services and equipment through our retail outlets and over the internet. Through our wholly owned subsidiaries, we own and operate commercial properties located in Sacramento, California and Toronto, Canada.

GENERAL

Under current economic and market conditions, we have sought to focus our resources on improving operations to reach profitability and serving our niche market of the expatriate consumer with high quality audio and video telecommunications. With the successful installation of our frame relay network out of New York and New Jersey we have been able to improve the delivery and profitability of our internationally bound traffic from our New York and New Jersey retail call centers to our switch in Miami, Florida. The success of our frame relay network has served as a model to sell this service to other call shops in the New York and New Jersey market areas. We have also been concentrating marketing efforts to expand our video calling bridging services. With the introduction of the new IP videotelephone in concert with our bridging services, we anticipate expanded activity involving the connection of IP based video calls with existing ISDN based origination or termination equipment.

Recently, we have rolled out a new product, Instant International Service for Cellular users. This product allows any wireless phone to connect an international call at very competitive rates. This product is built around the capabilities of our NACT switch and the support systems we have developed for it.

RISK FACTORS

We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business, results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, future acquisitions and/or combinations by us involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with the Company's business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001 compared to the three
---------------------------------------------------------------
months ended March 31, 2000.
----------------------------

Telecommunication services and product sales increased from $22,416 for the three months ended March 31, 2000 to $976,222 for the three months ended March 31, 2001. This increase of $953,806 is attributable to the acquired New York and New Jersey call shops of our subsidiary, Mundo Express of New York, Ltd. Cost of equipment sales, telecommunication and retail operation expenses increased in the amount of $853,644, from $181,484 for the three months ended March 31, 2000 to $1,035,128 for the three months ended March 31, 2001. This increase in costs is also attributable to the acquired stores and is attributable to the closing of seven retail stores outside of the New York/New Jersey operation.

General, administrative and marketing expense is comprised of the following items:

                                                       March 31,
                                                 ---------------------
                                                  2001           2000
                                                 ------         ------
          Salaries and benefits               $  250,115     $  149,792
          Consultants                             76,088         40,500
          Legal and other professional           103,283        156,701
          Marketing and public relations          74,610        106,677
          Rents                                   38,893         27,500
          Travel                                  53,841         60,752
          Other general and administrative       226,488        140,724
                                               ---------      ---------
                     Total                    $  823,318     $  682,646
                                               =========      =========

The increase in salaries and benefits resulted from increased staffing to support the sales, switch and store administration activities.

Interest expense decreased $38,551 from $180,304, for the three months ended March 31, 2000 to $141,753 for the three months ended March 31, 2001. This decrease was a result of lowered borrowing costs on the mortgage of the California property and the payment of notes incurred in the development of videocalling activities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant net losses for the years 2000 and 1999 and for the three months ended March 31, 2001. We expect to continue to incur losses and have negative working capital into the third quarter of 2001. We are dependent on retail videocalling and telecommunication product sales, revenues from the real estate operations, investor stock subscriptions, equity draws under the stock purchase agreement dated July 27, 2000 and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

Management has undertaken to reduce operating costs and develop revenue sources to reach break even or profitability by the third quarter of this year. To that end, we have reduced our workforce by 13 percent since the beginning of the year, closed our Boston location, four of our Miami locations, and our San Francisco and Sacramento locations. We anticipate that our stores will show a net contribution to cash flow in the second quarter. We have discontinued several outside service contracts and reduced our net monthly cash outflow by thirty percent. In the effort to increase revenues, we have expanded product offerings in our retail stores and launched the following new products and services:

         - International access for cellular phones,
         - Low cost long distance service for select businesses located in areas with no access costs to our switch, and
         - Internet video and telephone desktop unit.

On July 28, 2000, we signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to the private investor under the Common Stock Purchase Agreement is not registered under the Securities Act of 1933. However, we filed a Registration Statement on Form SB-2 covering the resale of the shares by the investor. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million. At March 31, 2001, we have sold 16,834,686 shares of common stock under the stock purchase agreement for net proceeds of $1,168,010 after payment of commissions and expenses.

On April 26, 2001, we signed an agreement of sale for our property in Sacramento, California. The sale price is $8,250,000, and settlement is anticipated to occur during the second quarter of 2001. It is anticipated that we will receive net proceeds of about $3,500,000 from this sale. If this sale is successfully consumated, management anticipates no further need to sell common stock under the Common Stock Purchase Agreement mentioned above.

We also have a funding agreement by the preferred stockholders to purchase one dollar of common shares per preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. Under this agreement, amounts contributed are treated as a stock purchase at a price equal to the average price for the three trading days prior to funding less a twenty five percent discount. As of March 31, 2001, the preferred shareholders had contributed $3,205,000 toward that commitment.

Based upon the current cash utilization rate and Management's plan for cost cutting and increased revenue, Management believes that together with the Common Stock Purchase Agreement of July 27, 2000, the sale of the Sacramento real estate and the preferred shareholder's funding agreement, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months and beyond.

On January 3, 2001, in connection with the YAK Communications, (USA) Inc. proposed transaction, we transferred in trust, the stock of our subsidiary, Ontario International Property Corporation, to a corporation controlled by the principals of YAK Communications, (USA) Inc. The subsidiary was transferred back to us on February 5, 2001. While in the control of YAK Communications, (USA) Inc. shareholders, a mortgage, in the amount of $190,000, was placed on the property and cash in bank of about $5,000 was withdrawn. These amounts are considered additional advances to YAK Communications, (USA) Inc. and total, in combination with other advances, $503,541 at March 31, 2001. We have been advised that YAK Communications, (USA) Inc. will undertake a repayment program to return these funds to us over the next twelve months.

We had $547,109 in cash outflows from operating activities for the three months ended March 31, 2001, compared to cash outflows of $931,422 for the three months ended March 31, 2000. This decrease in outflows of $384,313 primarily resulted from the increase in accounts payable and accrued expenses.

Net cash from financing activities amounted to $950,276 for the three months ended March 31, 2001, and $1,994,098 for the three months ended March 31, 2000. This decrease of $1,043,822, resulted from the collection on stock subscriptions in the three months ended March 31, 2000 which did not occur in the three months ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


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


Date:  May 15, 2001                    TALK VISUAL CORPORATION


                                        /s/ CLINTON H. SNYDER
                                        ------------------
                                        Clinton H. Snyder
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)