Form 10QSB
period 2001-06-30
TALK VISUAL CORP
filed 2001-08-14
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                            Yes   X        No
                                -----          ------
There were 99,764,045 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 13, 2001.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                     INDEX                           Page
No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at June 30, 2001 and
                December 31, 2000.                                       3

                Statements of Operations for the three
                months ended June 30, 2001 and 2000, and for the
                six months ended June 30, 2001 and 2000.                 5

                Statements of Cash Flows for the six
                months ended June 30, 2001 and 2000.                     6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          12

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           17

Item 6.     Exhibits and Reports on Form 8-K                            17

Signatures                                                              18

Exhibits
     Exhibit 11                                                         19

                           TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                  JUNE 30,       DECEMBER 31,
                                                    2001             2000
                                                  --------        -----------
                                                 (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $   190,054       $    69,996
   Accounts receivable, net of allowances            94,989            98,716
   Other receivables                                138,959           143,388
   Inventory                                         88,015           111,807
   Advances to related parties                            -           250,000
   Other current assets                             128,356           169,777
                                                 ----------        ----------
   Total current assets                             640,373           843,684

PROPERTY AND EQUIPMENT, net                      10,086,551        12,207,536

ADVANCES TO RELATED ENTITIES                        192,529           429,875

INVESTMENT IN EQUITY SECURITIES                   1,379,311           967,470

GOODWILL, NET                                       824,159           865,345

OTHER ASSETS                                        160,921           196,116
                                                 ----------        ----------
   TOTAL                                        $13,283,844       $15,510,026
                                                 ==========        ==========







               See notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (continued)

                                                      JUNE 30,       DECEMBER 31,
                                                        2001             2000
                                                      --------        -----------
                                                    (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                              $   264,830       $   292,822
    Accounts payable                                  1,352,012         1,107,458
    Accrued expenses                                    304,448           240,007
    Other current liabilities                           186,277           158,301
                                                     ----------        ----------
    Total current liabilities                         2,107,567         1,798,588

LONG-TERM DEBT, net of current portion                4,392,328         5,316,165
                                                     ----------         ---------
   TOTAL LIABILITIES                                  6,499,895         7,114,753
                                                     ----------         ---------

COMMITMENTS AND CONTINGENCIES                              -                 -

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred stock - liquidation value $1 per share, par value $.001 per share, 25,000,000 shares authorized; -0-
      and 50,000 shares issued and outstanding             -                   50

    Common Stock, par value $.001 per share,
      100,000,000 shares authorized; 99,291,838
      and 77,235,840 shares issued and outstanding       99,292            77,236

    Additional paid in capital                       23,341,148        22,310,104
    Accumulated deficit                             (15,872,874)      (13,172,634)
    Accumulated other comprehensive loss                      -           (20,525)
    Stock subscriptions receivable                     (783,617)         (798,958)
                                                     ----------        ----------
   Total Stockholders' Equity                         6,783,949         8,395,273
                                                     ----------        ----------
       TOTAL                                        $13,283,844       $15,510,026
                                                     ==========        ==========





               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               ---------------------------          -------------------------
                                                 2001              2000                2001            2000
                                               ---------         ---------          ---------     -----------
REVENUE
   Telecommunication services
      and product sales                       $1,065,858         $  89,631         $2,042,080     $   111,922
   Real estate revenue                           301,435           231,753            586,062         491,839
                                               ---------         ---------          ---------     -----------

Total revenue                                  1,367,293           321,384          2,628,142         603,761
                                               ---------         ---------          ---------     -----------

COSTS AND EXPENSES
   Cost of equipment sales, telecommunication
      and retail operation expenses            1,044,765           295,201          2,079,893         476,685
   Depreciation and amortization                 139,380            90,039            273,146         165,714
   Research & product development                      -                 -                  -          10,000
   Real estate operations                        136,929           123,496            229,802         212,172
   General & administrative                      393,295           453,615            962,630         827,244
   Consulting services                            97,710           140,961            173,798         181,461
   Legal and accounting                           56,203           155,555            159,486         312,256
   Marketing                                      38,011           257,243            112,621         363,919
   Write off of investments/advances in foreign
    operations and store closing expenses        452,734                 -            452,734               -
                                               ---------         ---------          ---------     -----------

Total costs and expenses                       2,359,027         1,516,110          4,444,110       2,549,451
                                               ---------         ---------          ---------     -----------

LOSS FROM OPERATIONS                            (991,734)       (1,194,726)        (1,815,968)     (1,945,690)
                                               ---------         ---------          ---------     -----------
OTHER INCOME (EXPENSE)
     Interest expense and fees                  (217,954)         (132,938)          (344,503)       (296,745)
     Interest income                                  42               289                 99             599
     Write down of equity securities                   -                 -            (51,000)              -
                                               ---------         ---------          ---------     -----------
                                                (217,912)         (132,649)          (395,404)       (296,146)
                                               ---------         ---------          ---------     -----------
LOSS FROM CONTINUING OPERATIONS               (1,209,646)       (1,327,375)        (2,211,372)     (2,241,836)

(Loss) Income from Discontinued Operation        (14,782)           30,903             (1,189)         42,602
Loss on the sale of subsidiary                  (492,766)                -           (492,766)              -
                                               ---------         ---------          ---------     -----------
                                                (507,548            30,903           (493,955)         42,602

LOSS BEFORE EXTRAORDINARY ITEM                (1,717,194)       (1,296,472)        (2,705,327)     (2,199,234)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING                -                 -                  -         122,347
                                               ---------         ---------          ---------     -----------
NET LOSS APPLICABLE TO COMMON SHARES         $(1,717,194)      $(1,296,472)       $(2,705,327)    $(2,076,887)
                                               =========         =========          =========     ===========
NET LOSS PER COMMON SHARE BASIC (1)
      CONTINUING OPERATIONS                       ($0.01)          ($0.03)            ($0.02)         ($0.05)
      DISCONTINUED OPERATIONS                     ($0.01)           $0.00             ($0.01)          $0.00
      BEFORE EXTRAORDINARY ITEM                   ($0.02)          ($0.03)            ($0.03)         ($0.05)
      EXTRAORDINARY ITEM                               -                -                  -           $0.00
           NET LOSS PER COMMON SHARE (1)          ($0.02)          ($0.03)            ($0.03)         ($0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD          91,992,573        43,791,469         88,537,758      40,884,211

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month and six month periods ended June 30, 2001 and 2000.


               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                             2001           2000
                                                           --------       --------
Cash Flows From Operating Activities:
Net Loss                                                 $(2,705,327)   $(2,076,887)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                              273,146        185,012
  Amortization of product development costs                        -         12,000
  Loss on discontinued operation                             493,955              -
  Write off of advances to foreign operations                358,333              -
  (Gain) loss on stock exchanged for debt                          -       (122,347)
  Loss on equipment dispositions                              34,709              -
  Write off of intangibles                                     5,089              -
  Write down of investments                                   51,000              -
  Issuance of common stock in exchange for services           50,000        149,900

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                    3,727        (18,958)
   Inventory                                                  23,792       (112,175)
   Other receivables                                           4,429        438,735
   Other current assets                                       41,103       (105,122)
   Accounts payable                                          204,554       (438,898)
   Accrued expenses                                           64,441          3,934
   Other current liabilities                                  27,976         39,951
                                                           ---------      ---------
      Net Cash from Operating Activities                  (1,069,073)    (2,044,855)
                                                           ---------      ---------
Cash Flows From Investing Activities:

   Purchase of property and equipment                        (51,955)      (491,441)
   Advances - related parties                                      -        (55,695)
   Deposit on asset acquisition                                    -       (158,285)
   Proceeds from sale of discontinued operation              286,751              -
   Other                                                       5,746        (40,158)
                                                           ---------      ---------
      Net Cash from Investing Activities                     240,542       (745,579)
                                                           ---------      ---------
Cash Flows from Financing Activities:

   Borrowings on debt                                              -         54,567
   Payments on notes payable and long term debt              (14,461)      (544,522)
   Proceeds from exercise of options on common stock               -        591,000
   Collections on stock subscriptions receivable                   -      1,929,293
   Proceeds from private placements of common stock                -      1,200,000
   Sales of common stock                                   1,041,570              -
   Expenses of equity issues                                 (78,520)             -
   Other                                                           -       (117,361)
                                                           ---------      ---------
      Net Cash from Financing Activities                     948,589      3,112,977
                                                           ---------      ---------
Increase (decrease) in cash and cash equivalents             120,058        322,543
Cash and cash equivalents at beginning of period              69,996        287,156
                                                           ---------      ---------
Cash and cash equivalents at end of period                $  190,054     $  609,699
                                                           =========      =========

               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
Supplemental disclosure of cash flow information:            2001           2000
                                                             ----           ----
a. Cash paid during the period for:

       interest                                           $  324,353     $  321,489
                                                           ---------     ----------
       income taxes                                       $      -0-     $      800
                                                           ---------     ----------

b. Noncash investing and financing transactions:
For the period ended June 30, 2000:

     Conversion of the Convertible Discounted Loan Notes into 495,000 shares of common stock, previously issued, for the outstanding balance of the note in the amount of $386,100.

     Cashless exercise of an Option to purchase 900,000 shares of common stock at $0.25 per share, at a market price of $3.875 for a total issue of 841,935 shares



For the period ended June 30, 2001:

     Conversion of note receivable in the amount of $462,841 from YAK Communications to an equity investment in YAK Communications.

     Issuance of 1,103,448 shares of common stock in cancellation of accounts payable in the amount of $40,000, as part of a total issuance of 2,482,759 shares.

                             TALK VISUAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2001, the results of operations for the six months ended June 30, 2001 and June 30, 2000, and the cash flows for the six months ended June 30, 2001 and June 30, 2000 are included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2000, filed as part of the Company's Annual Report on Form 10-KSB.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2001 and 2000, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.


Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that we will be able to realize all or a portion of our deferred tax assets.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards will require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 will require that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment.

Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, we will be required to reduce goodwill through a charge to earnings. There will be no financial statement impact on our financial statements related to the Standards in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $90,500 through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.


Discontinued Operation
----------------------
Sale of The Ontario International Property Corporation

On June 6, 2001, we completed the sale of our interest in The Ontario International Property Corporation ("TOIPC"). The sale of TOIPC resulted in a net, after tax loss of $492,766.

A summary of the amounts for the six months ended June 30, 2001, and for the six months ended June 30, 2000 are as follows:

                                              6/30/01     6/30/00
                                             ---------    ---------
Total Revenue                              $   75,458    $  134,575

Total Expenses                                 76,646       177,177

Loss From Operations                           (1,188)      (42,602)

Net Loss Applicable to
     Common Shares                             (1,188)      (42,602)

Net Loss per Common Share
     Basic and Diluted                        ($0.000)      ($0.001)

Assets, net                                 1,938,928     2,006,555

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

During this reporting period, we have closed unprofitable stores and have reduced costs in the remaining stores and in other areas of our operations. We have received, net of expenses, $683,210 from the sale of common stock under the stock purchase agreement dated July 27, 2000 and $219,840 from the exercise of warrants during the six month period ended June 30, 2001. Based upon the current cash utilization rate and Management's plan for expansion, new products, cost cutting measures, potential sale or refinancing of the Sacramento real estate and stock sales pursuant to the stock purchase agreement dated July 27, 2000, Management believes that there should be sufficient capital to meet the needs of the Company for the next twelve months.

(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below.

On June 26, 2001, we sold 3,703,036 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0378 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $11,200.00 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

In addition, we have issued and sold unregistered securities that have not been previously reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution thereof. All the issued securities were restricted securities, under Rule 144, or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

On June 7, 2001, we issued 2,000,000 shares of common stock under a private placement subscription to Overseas Communications Ltd., a foreign corporation which is 33% owned by the Chairman of the Company, pursuant to the agreement of the former preferred shareholders to contribute $1.00 per converted common share received after the first 3,348,500 common shares. The shares were issued at a price of $0.03 per share, based on the average closing price for the three days prior to the funding, at a twenty five percent discount. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933. Alternatively, the issuance complied with the requirements of Regulation S under the Securities Act of 1933.

On June 22, 2001, we issued 2,482,759 shares of common stock to Overseas Communications Ltd., in exchange for the balance due under the consulting agreement through May, 2001. The shares were issued at a price of $0.0363 per share, based on the average closing price for the three days prior to the issuance, at a twenty five percent discount. The aggregate value of this transaction was $90,000. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933. Alternatively, the issuance complied with the requirements of Regulation S under the Securities Act of 1933.


(4) Segment Information

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows:
                              Rental          Telecom         Total
                            ----------      ----------      ----------
June 30, 2001
Net revenue                 $  586,062      $2,042,080      $2,628,142
Depreciation/amortization      104,607         168,539         273,146
Operating Loss                 (40,382)     (1,776,775)     (1,817,157)
Assets, net                  8,856,226       4,427,618      13,283,844

June 30, 2000 (restated to give effect to discontinued operation)
Net revenue                    512,940         113,474         626,414
Depreciation/amortization       98,176          67,538         165,714
Operating Loss                (132,795)     (1,986,694)     (2,119,489)
Assets, net                  8,907,914       3,436,806      12,344,720

(5) Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(6) Subsequent Events

At the Annual Meeting of Shareholders of Talk Visual Corporation held July 25, 2001, the shareholders approved an amendment to our Articles of Incorporation to increase the authorized shares of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock.

On August 9, 2001, a settlement agreement was executed between Legacy Interactive and Talk Visual Corporation, Michael Zwebner and Ariella Lehrer. Under the agreement, in exchange for mutual release of all claims existing between the parties, Talk Visual Corporation transferred all rights and interest in "DA Pursuit of Justice" and "Emergency Room." In addition, a royalty agreement was executed between the parties.

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


BUSINESS AND ORGANIZATION

Talk Visual Corporation and its subsidiaries (collectively the "Company", "us" or "we"), provide videocalling services through our wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America. Additionally, we sell telecommunications services and equipment through our retail outlets, direct sales force and over the internet. Through our wholly owned subsidiary, we own and operate a commercial property located in Sacramento, California.


PROPOSED ACQUISITIONS

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., parent company to YAK Communications Canada, Inc.("YAK"). The letter of intent was amended July 2, 2000, to acquire 51% to 60% of the outstanding common stock. On June 30, 2001, an agreement was signed restructuring the original acquisition agreement as amended. Under the terms of the June 30, 2001 agreement, we will purchase up to 53% of YAK. The purchase price is based on US $8 million. An initial 5% settlement was agreed through the conversion of $462,852 of loans into YAK's equity, and an additional 5% by the issuance of 8.4 million of our common shares. The remaining $3 million purchase price is due, in either cash and/or stock, by December 22, 2001.

YAK is a leading Dial-Around service provider in Canada, with annual revenues of $30 million (CAD). YAK Communications (USA) Inc. is owned 32% by parties related to the Company. We have engaged an independent international consulting firm to render an opinion of valuation for this acquisition.

OUTLOOK

Prior to June of 2000, revenues were derived from our retail locations in Florida, California, Massachussettes and Rhode Island, our internet sites and the sale of equipment. In June of 2000, we acquired eleven retail calling shops in the New York and New Jersey markets. During the six months ended June 30, 2001, the eleven stores accounted for 82% of our telecommunication revenues. During the same period, we closed five stores in Florida, two stores in California and our Boston, Massachusetts location. We have concentrated our efforts on improving the profitability of our remaining stores.

In December of 2000, we activated our switch located in Miami, Florida, and commenced carrying international bound traffic from our retail stores through our facility. As a result of our ability to carry traffic through our own equipment, we began offering long distance service and international calling plans at competitive rates to other retail calling operations. In addition, at the end of the second quarter, we began selling a prepaid international access program to cellular telephone users, at very competative rates. Through an agreement with Sprint, we are selling switched access service to retail call shops not in the Miami service area.

It is anticipated that, as a result of the combination of increasing retail revenues from our stores, the addition of switched access service, international cellular calling plans and the sale of traffic on our switch to other retail call shops, we should reach break even and eventually reach profitability during the year ending December 31, 2001.

We plan on continuing our search for acquisition targets, such as YAK, to grow revenues and earnings at a more rapid pace than internal growth would achieve.

MATERIAL COMMITMENTS

In an announcement dated May 17, 2001, we reported that we will make an investment in InsynQ, Inc., of Tacoma, Washington. The investment will be in exchange for two million shares of InsynQ's common stock. The amount of the investment has not been determined. During this reporting period, we advanced $60,000 as a loan in anticipation of this commitment.

RISK FACTORS

We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business, results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, future acquisitions and/or combinations may involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.


RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2001 and 2000

Revenues
--------

Revenue from telecommunication services for the three months ended June 30, 2001 increased $976,227 from $89,631 to $1,065,858. During the six months ended June 30, 2001, this revenue increased $1,930,158 from $111,922 to $2,042,080. The increase was due to the addition of the eleven stores acquired in June of 2000. These eleven stores accounted for sales of $1,681,761 or 82% of the total sales for the six month period. Equipment sales were less than 1% of total revenue.

Costs and Expenses
------------------

Cost of telecommunication, retail operations and equipment sales for the three months and six months ended June 30, 2001 increased $749,564 and $1,603,208 from $295,201 to $1,044,765 and from $476,685 to $2,079,893, respectively. The increased costs are a result of the increase in retail sales by the addition of the New York and New Jersey stores.

Depreciation and amortization is composed of the following elements:

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------    -------------------------
                                                         2001           2000           2001            2000
                                                       ----------     ---------     ---------     -----------
     Depreciation                                       $105,887        $77,840     $204,839         $141,335
     Amortization of Goodwill                             22,625            -         45,250              -
     Amortization of loan fees                            10,868         12,199       23,057           24,379
                                                         -------        -------      -------          -------
                                                        $139,380        $90,039     $273,146         $165,714

Amortization of goodwill resulted from the acquisition of the eleven stores described above. Increased depreciation expense resulted from the opening of additional stores in the fourth quarter of 2000 and the eleven store acquisition.

General and administrative expenses decreased $60,320, from $453,615 to $393,295, for the three months ended June 30, 2001 and increased $135,386 from $827,244 to $962,630 for the six months ended June 30, 2001. The increase during the six month period resulted from additional staff hired to manage new stores opened in the fourth quarter of 2000 and the first quarter of 2001. The decrease recorded in the current quarter resulted from staff cutbacks following closure of several stores.

Legal and accounting expenses decreased for the three months and six months ended June 30, 2001, $99,352 and $152,770 from $155,555 to $56,203 and from
$312,256 to $159,486, respectively. These decreases are a result of the termination of retainer agreements with counsel incurred in 2000 and the cessation and settlement of lawsuits. Included in the current quarter is $70,309 from the write off of costs incurred in acquisitions not consummated.

Marketing expense decreased $219,232 from $257,243 to $38,011 for the three months ended June 30, 2001 compared to June 30, 2000 and decreased $251,298 for the same six month comparative period. Marketing expenses for the current periods primarily represent the cost of sales and marketing salaries. In the comparetive periods in 2000, marketing expenses included $131,000 of costs related to North Africa, and central European development, $112,000 of printing and promotional material and $24,000 of website maintenance expenses which were not incurred in the current reporting periods.

Amounts reported as the write off of investments and advances to foreign operations and store closing provisions and costs are as follows:

     Advances to United Kingdom operations             $213,956
     Advances to Israeli operations                      26,500
     Advances to Canadian operations                     72,772
     Advances to Belgian operations                      60,067
     Costs of closing California, Massachusetts
       and Florida retail stores                         94,401
     Other dispositions                                  14,962
                                                        -------
                                                       $452,734

Interest expense increased $85,016 from $132,938 to $217,954 during the three months ended June 30, 2001 compared to 2000. For the six months ended June 30, 2001 compared to 2000, interest expense increased $47,758 from $296,745 to $344,503. This increase resulted from the expensing of fees paid for financing not funded in the amount of $47,988 and other financing costs of $39,762, paid separate from interest on loans.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant net losses for the years 2000 and 1999 and for the six months ended June 30, 2001. We expect to continue to incur losses and have negative working capital through the third quarter of 2001. Our working capital deficiency at June 30, 2001 was $1,467,194 compared with a working capital deficiency of $954,904 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses. We are dependent on retail videocalling and telecommunication product sales, revenues from the real estate operations, investor stock subscriptions, equity draws under the stock purchase agreement dated July 27, 2000 and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

Management has undertaken to reduce operating costs and develop revenue sources to reach break even or profitability by the end of the third quarter of this year. To that end, we have reduced our workforce and closed eight locations. We anticipate that our stores will show a net contribution to cash flow in the third quarter. We have discontinued several outside service contracts and reduced our net monthly cash outflow from operations from an average of $182,370 during the first quarter of this year to $133,403 in the second quarter. In an effort to increase revenues, we have expanded product offerings in our retail stores and launched the following new products and services:

     - International access for cellular phones,
     - Resale of long distance service to metropolitan call shops,
     - Low cost long distance service for select businesses located in areas with minimal access costs to our switch, and
     - Internet video and telephone desktop unit sales.

On July 28, 2000, we signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to the private investor under the Common Stock Purchase Agreement is not registered under the Securities Act of 1933. However, we filed a Registration Statement on Form SB-2 covering the resale of the shares by the investor. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million. At June 30, 2001, we have sold 20,537,722 shares of common stock under the stock purchase agreement for net proceeds of $1,296,810 after payment of commissions and expenses.

We also have a funding agreement by the preferred stockholders to purchase one dollar of common shares per preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. Under this agreement, amounts contributed are treated as a stock purchase at a price equal to the average price for the three trading days prior to funding less a twenty five percent discount. As of June 30, 2001, the preferred shareholders had contributed $3,265,000 toward that commitment.

Based upon the current cash utilization rate and Management's plan for cost cutting and increased revenue, Management believes that together with the Common Stock Purchase Agreement of July 27, 2000 and the preferred shareholder's funding agreement, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months and beyond.

We had $1,069,073 in cash outflows from operating activities for the six months ended June 30, 2001, compared to cash outflows of $2,044,855 for the six months ended June 30, 2000. This decrease in outflows of $975,782 primarily resulted from the increase in accounts payable and the collection of other receivables.

Net cash from investing activities amounted to $240,542 for the six months ended June 30, 2001 compared to a cash outflow from investing activities of $745,579 for the same period in 2000. The increase of $986,121 in cash flow from investing activities resulted from a lower level of property acquisition and the proceeds from the sale of our Ontario property.

Net cash from financing activities amounted to $948,589 for the six months ended June 30, 2001, and $3,112,977 for the six months ended June 30, 2000. This decrease of $2,164,388, resulted from a higher level of collection on stock subscriptions, exercise of stock options and the receipt of proceeds from private placements in the six months ended June 30, 2000 than occurred in the six months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         We are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future which, regardless of the outcome, could have an adverse impact on our financial position as a result of defense costs, diversion of management resources and other factors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

    Exhibit 11 - Computation of Weighted Average Common Stock Shares
                 Outstanding

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

    Form 8-K dated June 21, 2001 reporting:
       Item 2, Acquisition and Disposition of Assets
           Disclosure of the sale of all of the issued and outstanding share capital of The Ontario International Property Corporation and the cancellation of debt due to or from the sold entity

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001        TALK VISUAL CORPORATION


                              /s/ CLINTON H. SNYDER
                              ----------------------------
                              Clinton H. Snyder
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)