Form 10QSB
period 2001-09-30
TALK VISUAL CORP
filed 2001-11-14
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

                            Yes   X        No
                                -----          ------
There were 109,081,837 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 12, 2001.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                     INDEX                            Page
No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at September 30, 2001 and
                December 31, 2000.                                       3

                Statements of Operations for the three
                months ended September 30, 2001 and 2000, and
                for the six months ended September 30, 2001 and 2000.    5

                Statements of Cash Flows for the nine
                months ended September 30, 2001 and 2000.                6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                 Of Operations                                          12

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           17

Item 4.     Submission of Matters to a Vote of Security Holders         17

Item 6.     Exhibits and Reports on Form 8-K                            17

Signatures                                                              18

Exhibits
     Exhibit  3                                                         19
     Exhibit 11                                                         20

                           TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30,      DECEMBER 31,
                                                    2001             2000
                                               ------------       -----------
                                   (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $   183,357       $    69,996
   Accounts receivable, net of allowances           194,471            98,716
   Other receivables                                137,645           143,388
   Inventory                                         70,862           111,807
   Advances to related parties                            -           250,000
   Other current assets                             134,407           169,777
                                                 ----------        ----------
   Total current assets                             720,742           843,684

PROPERTY AND EQUIPMENT, net                       9,938,812        12,207,536

ADVANCES TO RELATED ENTITIES                        258,586           429,875

INVESTMENT IN EQUITY SECURITIES                   1,379,311           967,470

GOODWILL, NET                                       781,375           865,345

OTHER ASSETS                                        168,582           196,116
                                                 ----------        ----------
   TOTAL                                        $13,247,408       $15,510,026
                                                 ==========        ==========





               See notes to condensed consolidated financial statements.

                            TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (continued)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                        2001             2000
                                                   ------------       -----------
                                                    (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current portion
     of long-term debt                              $   193,767       $   292,822
    Accounts payable                                  1,677,051         1,107,458
    Accrued expenses                                    374,234           240,007
    Other current liabilities                           368,299           158,301
                                                     ----------        ----------
    Total current liabilities                         2,613,351         1,798,588

LONG-TERM DEBT, net of current portion                4,383,751         5,316,165
                                                     ----------         ---------
   TOTAL LIABILITIES                                  6,997,102         7,114,753
                                                     ----------         ---------

COMMITMENTS AND CONTINGENCIES                                 -                 -

STOCKHOLDERS' EQUITY
    Series A convertible redeemable
      preferred stock - liquidation value $1 per share, par value $.001 per share, 25,000,000 shares authorized; -0-
      and 50,000 shares issued and outstanding                -                50

    Common Stock, par value $.001 per share,
      500,000,000 shares authorized; 105,695,191
      and 77,235,840 shares issued and outstanding      105,695            77,236

    Additional paid in capital                       22,822,247        22,310,104
    Accumulated deficit                             (16,677,636)      (13,172,634)
    Accumulated other comprehensive loss                      -           (20,525)
    Stock subscriptions receivable                            -          (798,958)
                                                     ----------        ----------
   Total Stockholders' Equity                         6,250,306         8,395,273
                                                     ----------        ----------
       TOTAL                                        $13,247,408       $15,510,026
                                                     ==========        ==========





               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                THREE MONTHS ENDED SEPT 30,        NINE MONTHS ENDED SEPT 30,
                                               ---------------------------         --------------------------
                                                 2001              2000                2001            2000
                                               ---------         ---------         ----------     -----------

REVENUE
   Telecommunication services
      and product sales                       $1,469,070         $ 783,003         $3,511,150     $   893,042
   Real estate revenue                           280,945           264,011            867,007         757,733
                                               ---------         ---------          ---------     -----------

Total revenue                                  1,750,015         1,047,014          4,378,157       1,650,775
                                               ---------         ---------          ---------     -----------

COSTS AND EXPENSES
   Cost of equipment sales, telecommunication
      and retail operation expenses            1,463,585         1,193,095          3,543,478       1,669,780
   Depreciation and amortization                 129,620           121,249            402,766         286,963
   Research & product development                      -                 -                  -          10,000
   Real estate operations                        164,190           199,167            393,992         411,339
   General & administrative                      469,601           580,495          1,432,231       1,399,526
   Consulting services                            53,079               560            226,877         182,021
   Legal and accounting                           26,558            77,372            186,044         397,841
   Marketing                                      73,028           110,127            185,649         474,046
   Write off of investments/advances in foreign
    operations and store closing expenses        116,320                 -            569,054               -
                                               ---------         ---------          ---------     -----------

Total costs and expenses                       2,495,981         2,282,065          6,940,091       4,831,516
                                               ---------         ---------          ---------     -----------

LOSS FROM OPERATIONS                            (745,966)       (1,235,051)        (2,561,934)     (3,180,741)
                                               ---------         ---------          ---------     -----------
OTHER INCOME (EXPENSE)
     Interest expense and fees                  (130,906)         (156,487)          (475,409)       (453,232)
     Interest income                                  43                68                142             667
     Write down of equity securities                   -                 -            (51,000)              -
                                               ---------         ---------          ---------     -----------
                                                (130,863)         (156,419)          (456,861)       (452,565)
                                               ---------         ---------          ---------     -----------
LOSS FROM CONTINUING OPERATIONS               (  876,829)       (1,391,470)        (3,088,201)     (3,633,306)

(Loss) Income from Discontinued Operation              -            12,845             (1,189)         55,447
Loss on the sale of subsidiary                         -                 -           (492,766)              -
                                               ---------         ---------          ---------     -----------
                                                       -            12,845           (493,955)         55,447

LOSS BEFORE EXTRAORDINARY ITEM                (  876,829)       (1,378,625)        (3,582,156)     (3,577,859)

EXTRAORDINARY ITEM - DEBT RESTRUCTURING           72,068                 -             72,068         122,347
                                               ---------         ---------          ---------     -----------
NET LOSS APPLICABLE TO COMMON SHARES         $(  804,761)      $(1,378,625)       $(3,510,088)    $(3,455,512)
                                               =========         =========          =========     ===========
NET LOSS PER COMMON SHARE BASIC (1)
      CONTINUING OPERATIONS                       ($0.01)          ($0.02)            ($0.03)         ($0.08)
      DISCONTINUED OPERATIONS                          -            $0.00             ($0.00)          $0.00
      BEFORE EXTRAORDINARY ITEM                   ($0.01)          ($0.02)            ($0.03)         ($0.08)
      EXTRAORDINARY ITEM                               -                -              $0.00           $0.00
           NET LOSS PER COMMON SHARE (1)          ($0.01)          ($0.02)            ($0.03)         ($0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD         102,871,003        57,011,342         93,427,319      45,302,236

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month and nine month periods ended September 30, 2001 and 2000.
               See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          NINE MONTHS ENDED SEPT 30,
                                                          --------------------------
                                                             2001           2000
                                                           --------       --------
Cash Flows From Operating Activities:
Net Loss                                                 $(3,510,088)   $(3,455,512)

Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                              402,766        315,879
  Amortization of product development costs                        -         12,000
  Loss on discontinued operation                             493,955              -
  Write off of advances to foreign operations                474,653              -
  (Gain) loss on debt exchange                               (72,068)      (122,347)
  Loss on equipment dispositions                              40,158              -
  Write off of intangibles                                     5,089              -
  Write down of investments                                   51,000              -
  Issuance of common stock in exchange for services           53,900        150,799

Increase (decrease) in cash from changes in:
   Accounts receivable, net                                  (95,755)      (103,856)
   Inventory                                                  40,945       (121,315)
   Other receivables                                           5,743        (25,256)
   Other current assets                                       35,052       (243,373)
   Accounts payable                                          529,589        (35,209)
   Accrued expenses                                          134,227        (73,430)
   Other current liabilities                                 209,998         34,131
                                                           ---------      ---------
      Net Cash from Operating Activities                  (1,200,836)    (3,667,489)
                                                           ---------      ---------
Cash Flows From Investing Activities:

   Purchase of property and equipment                       (121,373)      (757,440)
   Advances - related parties                                (23,006)        65,773
   Acquisition of retail stores                                    -       (350,000)
   Proceeds from sale of discontinued operation              286,751              -
   Deposits and other                                          3,185        (93,754)
                                                           ---------      ---------
      Net Cash from Investing Activities                     145,557     (1,135,421)
                                                           ---------      ---------
Cash Flows from Financing Activities:

   Borrowings on debt                                              -        111,533
   Payments on notes payable and long term debt              (22,035)      (549,537)
   Proceeds from exercise of options on common stock               -        593,500
   Collections on stock subscriptions receivable                   -      1,921,290
   Proceeds from private placements of common stock           60,000      3,045,000
   Sales of common stock, net of expenses                  1,129,833              -
   Other                                                         842       (120,270)
                                                           ---------      ---------
      Net Cash from Financing Activities                   1,168,640      5,001,520
                                                           ---------      ---------
Increase (decrease) in cash and cash equivalents             113,361        198,610
Cash and cash equivalents at beginning of period              69,996        287,156
                                                           ---------      ---------
Cash and cash equivalents at end of period                $  183,357     $  485,766
                                                           =========      =========

           See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                          NINE MONTHS ENDED SEPT 30,
                                                          --------------------------
Supplemental disclosure of cash flow information:            2001           2000
                                                             ----           ----
a. Cash paid during the period for:

       interest                                           $  324,353     $  423,681
                                                           ---------     ----------
       income taxes                                       $      -0-     $    5,970
                                                           ---------     ----------

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



For the period ended September 30, 2001:

     Conversion of note receivable in the amount of $462,841 from YAK Communications to an equity investment in YAK Communications.

     Issuance of 1,103,448 shares of common stock in cancellation of accounts payable in the amount of $40,000, as part of a total issuance of 2,482,759 shares.

     Cancellation of notes receivable in the amount of $765,625 and the return to treasury of 1,750,000 shares from the cancellation of exercised options.

     Issuance of 100,000 shares of common stock for services in the amount of $3,900.

                             TALK VISUAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1)  General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2001, the results of operations for the nine months ended September 30, 2001 and September 30, 2000, and the cash flows for the nine months ended September 30, 2001 and September 30, 2000 are included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


Loss Per Common Share
Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2001 and 2000, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.


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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for our fiscal year ending December 31, 2002. We are currently evaluating the effect that adoption of the provisions of SFAS No. 144 will have on our consolidated financial results.

The EITF has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. We do not anticipate the adoption of the EITF to have a material impact on our consolidated financial results.


Discontinued Operation
----------------------
Sale of The Ontario International Property Corporation

On June 6, 2001, we completed the sale of our interest in The Ontario International Property Corporation ("TOIPC"). The sale of TOIPC resulted in a net, after tax loss of $492,766.

A summary of the amounts for the nine months ended September 30, 2001, and for the nine months ended September 30, 2000 are as follows:

                                            9/30/01           9/30/00
                                           ---------          ---------
TotalRevenue                              $   75,458         $  196,697
Total Expenses                                76,646            141,250
Income (Loss) From Operations                 (1,188)            55,447
Net Income (Loss) Applicable to
     Common Shares                            (1,188)            55,447
Net Income (Loss) per Common Share
     Basic and Diluted                       ($0.000)            $0.001
Assets, net                                1,938,928          1,988,442

(2) Financial Condition and Liquidity

Since inception, we have incurred significant net losses and we expect to continue to incur losses and have negative working capital. We are dependent on revenues from the real estate operations, proceeds from investor stock subscriptions and short term and long term borrowings to supplement retail videocalling and telecommunication product sales for working capital needs, until the operating activities generate sufficient cash flow to fund us.

During this reporting period, we have closed the remaining unprofitable stores and have reduced costs in all areas of our operations. We have received, net of expenses, $867,210 from the sale of common stock under the stock purchase agreement dated July 27, 2000 and $284,225 from the exercise of warrants during the nine month period ended September 30, 2001. Based upon the current cash utilization rate and Management's plan for expansion, new products, cost cutting measures, potential sale or refinancing of the Sacramento real estate and stock sales pursuant to the stock purchase agreement dated July 27, 2000, Management believes that there should be sufficient capital to meet the needs of the Company for the next twelve months.


(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below.

On July 30, 2001, we sold 6,201,835 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0323 per share pursuant to a common stock purchase agreement between us and Evertrend. In addition, we issued to Evertrend a warrant to purchase 3,100,918 shares of our common stock at an exercise price of $0.0322 per share until September 28, 2001. Ladenburg Thalmann & Co., Inc. received $16,000 in placement fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On July 10, 2001, we issued 1,851,518 shares of our common stock upon the exercise of warrants at $0.0378 per common share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.


(4) Segment Information

The Company's reportable operating segments consist of real estate and telecommunication services. The summary of the operating segment information is as follows:
                              Rental          Telecom         Total
                            ----------      ----------      ----------
September 30, 2001
Net revenue                 $  867,007      $3,511,150      $4,378,157
Depreciation/amortization      156,875         245,891         402,766
Operating Income (Loss)        253,440      (2,815,374)     (2,561,934)
Assets, net                  8,847,028       4,400,380      13,247,408

September 30, 2000 (restated to give effect to discontinued operation)
Net revenue                    757,733         893,042       1,650,775
Depreciation/amortization      153,382         133,507         286,889
Operating Loss                (255,287)     (3,378,019)     (3,633,306)
Assets, net                  8,975,587       5,801,075      14,776,662

(5) Contingencies

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

(6) Extraordinary Item - Debt Settlement

On August 9, 2001, a settlement agreement was executed between Legacy Interactive and Talk Visual Corporation, Michael Zwebner and Ariella Lehrer. Under the agreement, in exchange for mutual release of all claims existing between the parties, Talk Visual Corporation transferred all rights and interest in various software titles and related assets. In addition, a royalty agreement was executed between the parties. As a result of this agreement, the debt obligation of $72,068 recorded on the books as due to Ariella Lehrer was recorded as an extraordinary income item from debt cancellation.

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


PROPOSED ACQUISITIONS

On March 6, 2000, the Company signed a letter of intent to acquire 70% of YAK Communications (USA) Inc., parent company to YAK Communications Canada, Inc.("YAK"). The letter of intent was amended July 2, 2000, to acquire 51% to 60% of the outstanding common stock. On June 30, 2001, an agreement was signed restructuring the original acquisition agreement as amended. Under the terms of the June 30, 2001 agreement, we will purchase up to 53% of YAK. The purchase price is based on US $8 million. An initial 5% settlement was agreed through the conversion of $462,852 of loans into YAK's equity, and an additional 5% by the issuance of 8.4 million of our common shares. The remaining $3 million purchase price is due, in either cash and/or stock, by December 22, 2001. Management does not foresee the Company in a position, by December 22, 2001, to pay the balance in cash. We will endeavor to negotiate a restructuring of the purchase terms to consumate the acquisition.

YAK is a leading Dial-Around service provider in Canada, with annual revenues of $30 million (CAD). YAK Communications (USA) Inc. is owned 32% by parties related to the Company. We have engaged an independent international consulting firm to render an opinion of valuation for this acquisition.

OUTLOOK

Prior to June of 2000, revenues were derived from our retail locations in Florida, California, Massachusetts and Rhode Island, our internet sites and the sale of equipment. In June of 2000, we acquired eleven retail calling shops in the New York and New Jersey markets. During the nine months ended September 30, 2001, the eleven stores accounted for 76.6% of our telecommunication revenues. During the same period, we closed all of our stores not in the New York and New Jersey markets.

In December of 2000, we activated our switch located in Miami, Florida, and commenced carrying international bound traffic from our retail stores through our facility. As a result of our ability to carry traffic through our own equipment, we began offering long distance service and international calling plans at competitive rates to other retail calling operations. In addition, at the end of the second quarter, we began selling a prepaid international access program to cellular telephone users, at very competitive rates. Through an agreement with Sprint, we are selling switched access service to retail call shops not in the Miami service area. Commencing in the fourth quarter, through an agreement with Global Crossing Bandwidth, Inc., we will offer nationwide access to our switch which will open new markets to us.

On October 12, 2001, we announced the appointment of a new Director of Sales, Mr. Andrew Silber. Mr. Silber co-founded the Business Advantage Group in Ft. Lauderdale, FL, in 1993. Business Advantage Group is a telecommunications sales and consulting company which supports retail services, systems, contracts and tariff negotiations for business customers. As Vice-President of Operations from 1993 to 1999, Mr. Silber was responsible for the oversight of daily operations, finance and sales activities. During Mr. Silber's tenure, Business Advantage Group became one of Cable and Wireless's largest international resale agents in the United States; the company also resells Sprint, Sprint PCS, IDS and AT&T/AT&T Wireless services.

In 1999, Mr. Silber joined IDS, a Florida-based competitive local exchange
(CLEC) and long-distance carrier as its Director of Sales, and became that company's first Director of Business Development. Mr. Silber was instrumental in assisting IDS to increase its revenues by over 400%, and was responsible for the comprehensive sales program which propelled IDS into the position of being one of Florida's largest CLECs, and one of the four largest CLECs in the southeastern United States.

It is anticipated that, as a result of the combination of increasing retail revenues from our stores, the addition of switched access service, nationwide access through Global Crossing Bandwidth, Inc., international cellular calling plans, the appointment of Mr. Silber as Director of Sales and the sale of traffic on our switch to other retail call shops, we should reach break even and eventually reach profitability in the near future.


MATERIAL COMMITMENTS

On October 2, 2001, we signed a Carrier Services Agreement with Global Crossing Bandwidth, Inc. This Agreement calls for an annual minimum charge of $200,000. This commitment will be met through revenues from operations.


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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2001 and 2000

Revenues
--------

Revenue from telecommunication services for the three months ended September 30, 2001 increased $686,067 from $783,003 to $1,469,070. During the nine months ended September 30, 2001, this revenue increased $2,618,108 from $893,042 to $3,511,150. The increase was primarily due to the addition of the eleven stores acquired in June of 2000 and the new international connection service offerings. These eleven stores accounted for sales of $2,690,740 or 76% of the total sales for the nine month period. Long distance services and sales to retail calling shops equaled $470,958 for the nine month period. The remaining sales of $349,452 were from stores which were closed in the second and third quarters.


Costs and Expenses
------------------

Cost of telecommunication, retail operations and equipment sales for the three months and nine months ended September 30, 2001 increased $270,490 and $1,873,698 from $1,193,095 to $1,463,585 and from $1,669,780 to $3,543,478, respectively. The increased costs are a result of the increase in retail sales by the addition of the New York and New Jersey stores and increased carrier costs to transport international calling services.

Depreciation and amortization is composed of the following elements:

                                                     THREE MONTHS ENDED SEPT 30,   NINE MONTHS ENDED SEPT 30,
                                                     ---------------------------   --------------------------
                                                         2001           2000           2001            2000
                                                       ----------     ---------     ---------     -----------
     Depreciation                                       $ 94,278       $107,689     $299,117         $268,322
     Amortization of Intangibles                          22,625         11,063       67,875           11,063
     Amortization of loan fees                            12,717         12,189       35,774           36,568
                                                         -------        -------      -------          -------
                                                        $129,620       $130,941     $402,766         $315,953

Amortization of goodwill resulted from the acquisition of the eleven stores described above.

General and administrative expenses decreased $110,894, from $580,495 to $469,601, for the three months ended September 30, 2001. The decrease recorded in the current quarter resulted from staff cutbacks following closure of our retail stores and cost reductions.

Marketing expense decreased $288,397 from $474,046 to $185,649 for the nine month period ended September 30, 2001. Marketing expenses during the nine months ended September 30, 2000, included $131,000 of costs related to North Africa, and central European development, $112,000 of printing and promotional material and $24,000 of website maintenance expenses which were not incurred in the current reporting periods.

Amounts reported as the write off of investments and advances to foreign operations and store closing provisions and costs are as follows:

     Advances to United Kingdom operations             $213,956
     Advances to Israeli operations                      26,500
     Advances to Canadian operations                     72,772
     Advances to Belgian operations                      60,067
     Costs of closing California, Massachusetts
       and Florida retail stores                         94,401
     Costs of closing Rhode Island and remaining
       Florida stores                                   101,358
                                                        -------
                                                       $569,054
                                                        =======

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant net losses for the years 2000 and 1999 and for the nine months ended September 30, 2001. We expect to continue to incur losses and have negative working capital through the first quarter of 2002. Our working capital deficiency at September 30, 2001 was $1,892,609 compared with a working capital deficiency of $954,904 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses. We are dependent on retail videocalling and telecommunication product sales, revenues from the real estate operations, investor stock subscriptions, equity draws under the stock purchase agreement dated July 27, 2000 and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund the Company.

Management continues to reduce operating costs and develop revenue sources to reach break even or profitability as soon as possible. Our net cash used in operating activities at the end of the second quarter totaled $1,069,073. For the three months ended September 30, 2001, we used only an additional $131,763 in cash for operations, leaving our net cash used in operating activities at the end of this reporting period to total $1,200,836. Management continues to tighten spending and expand sales to diminish the negative cash flow from operations and anticipates this turning positive in the near term.
On July 28, 2000, we signed a Common Stock Purchase Agreement with a private equity investor pursuant to an equity line agreement. The private investor has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to the private investor under the Common Stock Purchase Agreement is not registered under the Securities Act of 1933. However, we filed a Registration Statement on Form SB-2 covering the resale of the shares by the investor. Draws under the Common Stock Purchase Agreement may be in increments of up to $1.5 million. At September 30, 2001, we have sold 29,924,996 shares of common stock under the stock purchase agreement for net proceeds of $1,582,010 after payment of commissions and expenses.

We also have a funding agreement by the preferred stockholders to purchase one dollar of common shares per preferred share converted to common shares after the first 3,348,500, for a total commitment of $13,365,881. Under this agreement, amounts contributed are treated as a stock purchase at a price equal to the average price for the three trading days prior to funding less a twenty five percent discount. As of September 30, 2001, the preferred shareholders had contributed $3,285,000 toward that commitment.

Based upon the current cash utilization rate and Management's plan for cost cutting and increased revenue, Management believes that together with the Common Stock Purchase Agreement of July 27, 2000 and the preferred shareholder's funding agreement, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months and beyond.

We had $1,200,836 in cash outflows from operating activities for the nine months ended September 30, 2001, compared to cash outflows of $3,667,489 for the nine months ended September 30, 2000. This decrease in outflows of $2,466,653 primarily resulted from the increase in accounts payable, accrued expenses and other current liabilities.

Net cash from investing activities amounted to $145,557 for the nine months ended September 30, 2001 compared to a cash outflow from investing activities of $1,135,421 for the same period in 2000. The increase of $1,280,978 in cash flow from investing activities resulted from a lower level of property acquisition and the proceeds from the sale of our Ontario property.

Net cash from financing activities amounted to $1,168,640 for the nine months ended September 30, 2001, and $5,001,520 for the nine months ended September 30, 2000. This decrease of $3,832,880, resulted from a higher level of collection on stock subscriptions, exercise of stock options and the receipt of proceeds from private placements in the nine months ended September 30, 2000 than occurred in the nine months ended September 30, 2001.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on July 25, 2001. The directors elected at the meeting were:
                                             For       Withheld
                                        ------------  ------------
         David B. Hurwitz                 88,208,908    314,741
         Eugene Rosov                     88,268,908    314,741
         Clinton H. Snyder                88,268,908    314,741
         Alexander H. Walker, Jr.         88,268,908    314,741
         Michael J. Zwebner               88,268,908    314,741

     Approval of the amendment to the Articles of Incorporation increasing the number of shares of common stock authorized for issuance from 100,000,000 shares of common stock to 500,000,000 shares of common stock:
                            For           Against         Withheld
                            ------------  --------------  ------------
                            84,628,431     3,435,060        142,816

     Ratification of the selection of Mayer Rispler & Company, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2001:
                            For           Against         Withheld
                            ------------  --------------  ------------
                            87,170,814      311,345        898,466

The foregoing matters are described in detail in the Company's proxy statement dated July 10, 2001 for the 2001 Annual Meeting of Stockholders.

ITEM 5.     OTHER INFORMATION

     We have previously issued projections for the fourth quarter of 2001. These projections indicated anticipated revenues of $1,800,000; operational costs of $1,750,000 and net income from operations of $50,000. As a result of existing commitments from prior periods and costs associated with building an infrastructure to support the sales increases we are currently undergoing, we anticipate operational costs to total $2,200,000 and net loss from operations to total $400,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:
                  Exhibit  3 -  Certificate of Amendment to the Articles of
                                  Incorporation of Talk Visual Corporation
                  Exhibit 11 -  Computation of Weighted Average Common Stock
                                   Shares Outstanding

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

            None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001      TALK VISUAL CORPORATION


                              /s/ CLINTON H. SNYDER
                              ----------------------------
                                Clinton H. Snyder
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                Financial and Accounting Officer)