Form 10KSB
period 2001-12-31
TALK VISUAL CORP
filed 2002-03-29
CIK 1007367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001


( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
     1934 (No Fee Required) For the transition period from         to
                                                           -----      -----
                         Commission File Number 0-28330
                                                -------

                             TALK VISUAL CORPORATION
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

            NEVADA                                   95-4561156
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

3550 BISCAYNE BLVD STE 704 Miami FL                      33137
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

      (305) 572-0575                             (305) 572-0576
---------------------------                 ---------------------------
(Issuer's telephone number)                 (Issuer's facsimile number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                      Name of each exchange on which
None                                     registered None
--------------------                     -------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock,  par value $.001
---------------------------------------------------------------
                       (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( )


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,218,956 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 19, 2002 was: $1,971,229


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock,$.001 par value; 150,614,664 shares as of March 28, 2001.

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


                      Documents incorporated by reference:

     Document                                  Item (s) Into Which Incorporated
  -------------                                --------------------------------

    None



Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]  No [X]

                            TALK VISUAL CORPORATION

                                  Form 10-KSB

Table of Contents

                                                                     Page No.
                                                                     --------
Part I.
   Item 1.         Business                                                 4
   Item 2.         Facilities                                              10
   Item 3.         Legal proceedings                                       11
   Item 4.         Submission of matters to a vote of security holders     11


Part II.
   Item 5.         Market for registrants' common equity and related       11
                   stockholder matters
   Item 6.         Management's discussion and analysis of financial       15
                   condition and results of operations
   Item 7.         Financial statements                                    25
                   (see table of contents, page 24)
   Item 8.         Changes in and disagreements with accountants           47


Part III.
   Item 9. Directors, executive officers,and promoters; compliance with Section 16 (a) of the Exchange Act of the
                   registrant                                              47
   Item 10.        Executive compensation                                  48
   Item 11.        Security ownership of certain beneficial owners and     51
                   management
   Item 12.        Certain relationships and related transactions          53
   Item 13.        Exhibits and reports on Form 8-K                        55

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

Additional information on these and other risk factors are included under "Risk Factors" beginning on page 22 and elsewhere in this Report on Form 10-KSB.

ITEM 1.  BUSINESS

                               BACKGROUND
General

Our company, Talk Visual Corporation (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Retail Operations Division generates sales through our 11 stores in the greater New York City/New Jersey area and our Sales Division based in Miami, Florida generates sales through a variety of means including direct sales and agent partnerships.

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services"), pre-paid calling cards, videocalling services, money transfer services and international package delivery.

The principal services that we provide through our Sales Division are international and domestic long distance services, domestic toll-free services and various pre-paid services. Our Sales Division, in conjunction with our finance and accounting department, has developed systems, processes, procedures and rate tables to resell international and domestic long distance voice services to business and residential clients. In January 2001, we began to provide commercial business clients with these services.

Based on recent changes within the telecommunications industry and previous investment, we believe that we will be able to continue to generate sales from our Retail Operations Division as well as provide both cost-competitive pricing and superior quality service to business customers through our Sales Division on a cost effective basis. First, the capital expenditure required to efficiently run a telephony network has greatly decreased due to excess equipment available in the market. Second, the systems currently installed by the Company or generally available allow the Company to operate extremely efficiently. Third, the telephone call-shop business is extraordinarily sensitive to quality; problems are visible to the call-shop managers instantly, and this feedback is communicated to the switching operation in Miami, which can immediately address quality problems. Fourth, our volume of voice minutes allows for effective negotiations with suppliers on voice product pricing. Management believes that we are well positioned to generate high growth in sales as a successful commercial telecommunications sales operation.

We were organized as a Florida corporation in 1998 and merged with Talk Visual Corporation (formerly Legacy Software, Inc.), a Delaware corporation, pursuant to a merger agreement in 1999. As part of the merger, we became a Nevada corporation. We began selling videocalling and other telecommunications services in early 1999 with the launch of our first corporate retail locations. Our principal executive office is located at 3550 Biscayne Boulevard, Suites 704, 705 and 706, Miami, Florida 33137 and our telephone number is (305) 572-0575.


DESCRIPTION OF BUSINESS

Overview
--------

Our first products and services in 1999 were the sale of videocalling services and the resale of videocalling equipment. During 2000, we expanded our videocalling network internationally, increased the number of shops we operated to 4 and increased our customer base and product offering primarily through the acquisition of 11 telephone call shops in the greater New York City/New Jersey area. During 2001, we closed all but the 11 call shops operating in the New York City/New Jersey area (our Retail Operations Division), discontinued most of our agreements with our international videocalling partners and began to focus heavily on the Latin expatriate community's requirements for business and residential telecommunication services (our Sales Division).

Retail Operations Division
--------------------------

We introduced our first retail stores in early 1999 and began providing service to Company-owned locations by July 1999. We acquired 11 telephone call shops in the greater New York City/New Jersey area in June 2000. During fiscal year 2001 we enabled most of our greater New York City/New Jersey shops with videocalling capability. Additionally, during 2001, we closed all Company-owned locations not located in the greater New York/New Jersey area in an effort to increase profitability.

We sell some or all of the following products and services at our 11 retail stores:

o        Telephone calls ("call-shop services"),
o        International package delivery,
o        Money transfer services,
o        Videocalls (domestic and international), and
o        Prepaid phone cards and prepaid residential services.

Our retail stores are connected to our Miami hub via a frame relay network. This network design allows each store to operate independently with the center of the network located at the Miami switch. This design will also allow us to add additional client locations in the New York City/New Jersey area and connect them to our Miami switch via the frame relay network. This flexible and practical design notion will allow us to serve up to an additional 90 telephone call shops.

In addition to selling our own prepaid phone cards, we purchase and resell prepaid phone cards from a few selected vendors. We have carefully examined and tested the quality of suppliers, and we now use only premier products. In addition, we have adopted measures to attempt to ensure that only phone cards with full value are provided to our customers in the retail stores.

The stores acquired in June 2000 are located in expatriate communities in New York City (in the boroughs of Manhattan and Queens) and in nearby towns such as Union City, New Jersey.

Sales Division
--------------

Our Sales Division consists of a Direct Sales Group and a Dealer Sales Group. Each sales group represents specific products and target markets within the telecommunications market. Our network design allows us to provide domestic and international long distance service to businesses, residential accounts, independent call shops and resale carriers for use of our service anywhere within the continental United States. Descriptions of the Direct Sales Group and the Dealer Sales Group are as follows:

o Direct Sales: Sales are generated by an internal sales force that sells directly to businesses, residential customers and call shops. This group consists of individual employees with monthly sales targets who are compensated with a base salary plus commission. New customer sales are generated through cold calling efforts, direct marketing, trade shows and existing client referrals. The primary service sold is domestic and international long distance, with specific focus on business customers with substantial international traffic and ethnic residential customers. Additionally, our Direct Sales force sells our EZ-Global Call and Pre-Paid Calling Card services.

o Dealer Sales: Dealers are independent contractors that provide us with a low-cost, professional and highly effective sales force. These contractors have industry background and existing customer bases. Dealers receive commissions based on revenue generated by customers obtained for us by the dealer. The dealers are geographically dispersed within our sales regions and typically focus on residential customers and small and medium-sized businesses. The services sold to their clients consist of domestic and international long distance and EZ-Global Call.

Services offered through our Direct Sales and Dealer Sales Groups include:

o        International and Domestic Long Distance,
o        Domestic Toll-Free Services, and
o        Domestic Cellular and Residential Pre-Paid Services (EZ-Global Call).

Calls are routed and rated using software which is available from the Company or from "off the shelf" providers. We began reselling the international and domestic services to independent telephone call shops during the third quarter of 2001. Although gross margins are lower than other retail customers, volumes are significant since the typical telephone call shop produces between $8,000 and $20,000 in monthly carrier billings. At the end of December 2001, the Company was generating approximately $270,000 per month in additional revenue from call shops in the New York and Miami areas as compared to December 2000.

MANAGEMENT INFORMATION AND BILLING SYSTEMS
------------------------------------------

As the volume of minutes carried over our network grows, it is necessary for us to upgrade, modify and enhance our ability to produce a larger volume of accurate billing statements, traffic management reports and financial statements. Our continuing growth and success depend upon our ability to do this in a cost effective and timely manner. To accomplish this task, we are focusing our efforts on streamlining and automating our in-house processes for customer billing, provisioning, network troubleshooting and account management. As a result of "off the shelf" software tools available in today's marketplace and the low cost of capital expenditure required for these activities, we believe that our ability to maintain financial reporting and billing systems is adequate to meet our needs in the short term.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

Our agreement with a major carrier provides us with national transport capability and enables us to transport calls from any origination point in the continental United States via Pseudo CIC (Carrier Interexchange Code), to our switch in Miami. This transport method substantially enhances our ability to expand our geographic sales market and acquire new call shop customers, business customers and residential customers. We have created new competitive rate plans for business and residential customers to help us compete in a highly competitive market while securing above-average margins.

Our current and potential target markets are outlined below:

o Busines: Our business marketing targets small and medium-sized businesses with significant international long distance traffic. We believe that businesses will continue to be attracted to our services due to our competitive pricing, quality international routes, simplified billing and multilingual customer service.

o Residential: Our residential marketing strategy targets ethnic residential customers who generate high international long distance traffic. We believe these customers are attracted to our residential service because of significant price savings, quality international routes, easy-to-understand billing and multilingual customer service.

o Call Shops: Our call shop marketing strategy targets retail call shop locations and money transfer companies located primarily in the ethnic communities of South Florida, New York and New Jersey. We believe these customers will continue to be attracted to our specialized call shop service because of our solid reputation within this specialized area, market understanding, competitive pricing, quality routes and multilingual staff.

o Wireless: Our wireless marketing targets personal wireless users and small and medium-sized businesses that make international long distance calls from their wireless phones. We believe customers will continue to use and be attracted to our service due to significant price savings per minute, convenience, ease of use and access, quality international routes and multilingual customer service.

Our distribution channels can be expanded and benefit directly from these new access methods. Our Direct Sales Group will be able to target new markets and clients while our Dealer Sales Group will be able to target clients throughout the continental United States.

Our plans to expand our Sales Division in 2002 involve the introduction of two new sales groups.

o Our Carrier Sales Group will pursue the acquisition of a small number of customers who currently resell international long distance services through switchless methods and have the need for quality routes and competitive international pricing to reduce their underlying costs. Our network design and transport agreement give resellers the ability to access our switch directly, purchase minutes and utilize our network and rates. We believe that with proper accounting controls in place, this area has the potential to generate high revenue customers without the bad debt risk usually associated with this type of sales.

o Our Web Sales Group will enhance our ability to reach customers in areas where we do not have a direct or dealer sales presence. Our Web Sales Group will offer customers the option of accessing the Company and our services via a new web site. Ordering via a web site is a low cost method of acquisition and will offer an easy, informative and convenient way for existing and potential customers to order our products and services. We also believe the new web site will also help expedite the order process for dealers and customers who sign up via the web.

We plan in 2002 to enter the Los Angeles marketplace and other geographic areas with high expatriate concentrations.

CUSTOMERS
---------

Retail Operations Division - Our Retail Operations Division's customers consist primarily of ethnic customers who generate high international long distance traffic volumes. We believe our pricing, network quality and location in and around the greater New York City/New Jersey area will help us increase the number of customers and revenue from these stores.

Sales Division - Our Sales Division targets business and residential customers with high volume traffic to international destinations. These customers include call shops in specific markets as well as international businesses and residential accounts. We believe that businesses and residential accounts will continue to be attracted to our services due to the quality and price savings that we offer over our competition.

For the year  ended  December  31,  2001,  our  sales  totaled  $5,218,956, with
$3,843,254 attributable to our Retail Operations Division and $1,375,702 attributable to our Sales Division.

COMPETITION
-----------

The international market for telecommunications is highly competitive and subject to items such as regulatory change, new technological advances and the sales plans of several large industry carriers. Many of our competitors are significantly larger than us and have significantly greater network and financial resources than we do.

Additionally, as deregulation continues within the United States and internationally, we will face competition from the regional Bell operating companies as well as foreign entrants into the U.S. marketplace. The United

States marketplace is the most competitive and deregulated telecommunications market in the world, with competition based primarily on price and network quality. AT&T is the largest supplier of long distance, with MCI/WorldCom and Sprint being the next largest carriers. We also face competition from smaller companies who target the same type of customer. This type of competition can be from small companies with a switch or from switchless resellers who purchase minutes from larger carriers.

Our ability to compete also depends in part on a number of competitive factors out of our control, including our ability to hire and retain employees, the development by others of products and services that are competitive with our products and services, the price at which others offer comparable products and services and the extent of our competitors' responsiveness to customer needs. There can be no assurance that we will be able to continue to compete successfully with our existing competitors or with new competitors.

GOVERNMENT REGULATION
---------------------


As a telecommunications company, we are subject to varying degrees of regulation wherever we provide services. Such regulations can and do differ significantly from jurisdiction to jurisdiction. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company.

Regulation of the telecommunications industry is constantly changing. We are unable to predict what new regulations the FCC and other regulatory agencies will enact that may affect us. Although we believe that present regulatory decisions are directed at increasing deregulation and will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us.

Within the United States, our services are subject to the provisions of the Communications Act of 1934, FCC regulations thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions.

As a non-dominant carrier required to obtain authority under Section 214 of the Communications Act, we must comply with the requirements of common carriage under the Communications Act. These requirements include the filing of tariffs containing rates, the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of control of the company. We are not required to obtain specific prior FCC approval to initiate or expand domestic interstate services.

Our costs of providing long distance services will be affected by changes in the access charge rates imposed by incumbent local exchange carriers for origination and termination of calls over local facilities. The FCC has significantly revised its access charge rules in recent years to permit incumbent local exchange carriers greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services. The FCC recently granted local exchange carriers pricing flexibility. As such, the carriers may offer volume discounts that may benefit larger long distance carriers.

Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges, and compliance with service standards and consumer protection rules. State requirements may also require various pricing and asset sale or financing approval. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities.


REAL ESTATE OPERATIONS
----------------------

As more fully described below under "Item 2. Facilities", we continue to own and operate, through one of our wholly owned subsidiaries, a real estate property located in Sacramento, California. In 2001, we decided to sell all of our real estate properties. We sold our real estate property located in Toronto, Ontario, Canada in June 2001, and we decided in December 2001 to look for a buyer for our real estate property located in Sacramento. Our Sacramento property is leased to commercial tenants.

EMPLOYEES
---------

As of December 31, 2001, we had a total of 59 full-time employees and seven part-time employees. Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that our relationship with our employees is good.

ITEM 2. FACILITIES

We lease space at 13 retail locations and at our principal headquarters in Miami, Florida. The Miami location serves as the core sales, support and marketing facility headquarters for our executive, engineering, sales, human resources and finance personnel. The following is a listing of the significant leased facilities:


         Location                      Square Footage       Expiration Date
--------------------------------       --------------       ---------------

Miami, Florida - Headquarters              5,702             June 30, 2002

Miami, Florida - 2 Retail stores           2,326           various through
                                                           August 31, 2005

New York, New York and
 Hudson County, New Jersey                                 various through
 11 Retail Stores                         12,300           September 30, 2005

Through one of our wholly owned subsidiaries, we also own a commercial real estate property. In 1999, we acquired a 119,100 square foot, two story, strip center retail and office complex located in Sacramento, California with the acquisition of Sacramento Results, Inc.

The Sacramento property has an occupancy rate of 90% and is composed of 28% office rental and 72% retail stores. Three of the 26 tenants occupy more than ten percent of the rentable square footage - a U. S. Post Office branch, a U.S. Social Security Administration branch and a bingo hall operator. Michael J. Zwebner, the Chairman of the Board of Directors of Talk Visual Corporation, is a stockholder and an officer of one of the tenants. See "Item 12. Certain Relationships and Related Transactions" for additional information. The average effective annual rental per square foot for the entire property is $12.88 with an estimated annual rental income of $1.3 million. All existing leases, excluding renewal provisions and the U. S. Post office, will expire within the next ten years. Management believes that the property is stable and the current occupancy rate will be maintained.

For federal tax purposes, the basis in the property is the acquisition price paid by Sacramento Results, Inc., the subsidiary in which the property is held. The property is being depreciated over 39 years under the straight line method. Real estate taxes for 2001 totaled $56,072.

This property is encumbered by three loans, as follows:

1. Mortgage note, secured by a lien on the land and building, including a deed of trust on rents and fixtures, bearing interest at 12%, payable in monthly installments with the entire principal due January, 2004. The December 31, 2001 balance on this mortgage was $3,840,000.

2. 12.5% Mortgage note, secured by a lien on the land and building, including a deed of trust on rents and fixtures, payable in monthly installments of principal and interest for 60 months. The balance on the mortgage was $68,704 at December 31, 2001.

3. 9% Mortgage note, secured by a lien on the land and building, with a maximum funding of $1,000,000 due January 1, 2002. Interest is payable monthly. The balance at December 31, 2001, including accrued interest, is $572,033.

Management believes that the Company and/or its subsidiaries carries sufficient and adequate insurance on all properties.

In January 2002, we entered into a listing agreement to sell the Sacramento property.

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

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol TVCP. Prior to May 14, 1996, there was no public trading market for our common stock. After we began public trading on May 14, 1996, and until April 7, 1999, our common stock was quoted on the Nasdaq SmallCap Market(SM) under the symbol LGCY (from May 14, 1996 through February 28, 1999) and under the symbol TVCP (from March 1, 1999 through April 7, 1999). The following table sets forth the range of high and low closing bid prices for each period indicated as reported by Pink Sheets LLC (formerly the National Quotation Bureau, LLC):

Price Range for Common Stock
----------------------------

YEAR ENDED DECEMBER 31, 2001        High                Low
                                    ------             ------
   First Quarter                    $0.174             $0.047
   Second Quarter                    0.085              0.038
   Third Quarter                     0.085              0.030
   Fourth Quarter                    0.061              0.032

YEAR ENDED DECEMBER 31, 2000        High                Low
                                    ------             ------
   First Quarter                    $3.875             $0.395
   Second Quarter                    1.750              0.410
   Third Quarter                     0.840              0.355
   Fourth Quarter                    0.325              0.060

YEAR ENDING DECEMBER 31, 2002        High                Low
                                    ------             ------
   First Quarter
     (through March 26,2002)        $0.042             $0.011


The closing bid price of our common stock on the OTC Bulletin Board was $0.0135 on March 26, 2002.

The quotations noted above, with respect to transactions on the OTC Bulletin Board, represent prices between dealers and do not include retail markups, markdowns or commissions.


HOLDERS
-------

As of March 28, 2002, there were 150,614,664 shares of our common stock outstanding, representing approximately 14,600 beneficial holders.


TRANSFER AGENT AND REGISTRAR
----------------------------
The Nevada Agency and Trust Company, Suite 880, Valley Bank Plaza, 50 West Liberty, Reno, NV 89501, is the Transfer Agent and Registrar for our common stock.


DIVIDENDS
---------
We have not paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements we may enter into in the future.

Sale and Issuance of Unregistered Securities
--------------------------------------------

We have issued and sold unregistered securities during 2001 as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, or Regulation S under the Securities Act of 1933, and appropriate restrictive legends were affixed to the securities in each transaction.

Between January 2, 2001 and January 16, 2001, we sold 3,853,740 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.073 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co., Inc. received $22,613 in placement fees, a warrant to purchase 3,514,889 shares of our common stock at an exercise price of $0.0687 per share until February 16, 2001 and $30,000 in non-accountable expense fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

Between February 15, 2001 and March 19, 2001, we sold 4,480,250 shares of our common stock to Evertrend at an average purchase price of $0.0558 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co. received $20,000 in placement fees and a warrant to purchase 2,240,125 shares of our common stock at an exercise price of $0.0687 per share until April 18, 2001 in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On June 7, 2001, we sold 2,000,000 shares of restricted common stock in a private placement to Overseas Communications, Ltd., a foreign corporation in which Michael Zwebner, the Chairman of the Board, is a 33% shareholder. The sale price for the shares sold under this private placement was $0.03 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Regulation S under the Securities Act of 1933.

On June 22, 2001, we satisfied our obligation pursuant to a consulting agreement with Overseas Communications, Ltd., for open invoices in the amount of $90,000, representing fees for consulting and management services provided by Mr. Zwebner, with the issuance of 2,482,759 shares of common stock. The market price on the date of issue was $.036 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Regulation S under the Securities Act of 1933.

Between July 30, 2001 and August 28, 2001, we sold 6,201,835 shares of our common stock to Evertrend at an average purchase price of $0.0322 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co. received $16,000 in placement fees and a warrant to purchase 3,100,918 shares of our common stock at an exercise price of $0.0322 per share until October 2, 2001 in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

Between September 10, 2001 and October 15, 2001, we sold 3,185,439 shares of our common stock to Evertrend at an average purchase price of $0.0345 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co. received $8,800 in placement fees and a warrant to purchase 1,592,720 shares of our common stock at an exercise price of $0.0345 per share until November 14, 2001 in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

Between October 29, 2001 and November 28, 2001, we sold 6,159,594 shares of our common stock to Evertrend at an average purchase price of $0.03705 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co. received $18,259 in placement fees and a warrant to purchase 3,079,797 shares of our common stock at an exercise price of $0.0345 per share until December 28, 2001 in connection with this transaction. The Company paid $1,500 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

During December 2001, we issued 8,241,600 shares of our common stock for 202,758 shares of the common stock of Yak Communications, Inc. The 202,758 shares received by us represent 5% of the total outstanding common shares of Yak Communications, Inc. See Note 12: Certain Relationships and Related
Transactions. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Regulation S under the Securities Act of 1933.


Other Matters
-------------

On February 5, 2001, our Board of Directors authorized a one-for-three reverse split of our common stock, effective at the discretion and judgment of Management. As of March 28, 2002, Management has not implemented the reverse split.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were organized as Legacy Software, Inc. ("Legacy") in California in December 1989, as a successor to a partnership formed in 1986, reincorporated in Delaware in March 1996, and reincorporated in Nevada in June 1999. We completed an initial public offering of 1,150,000 shares of our common stock, par value $.001 per share, in May 1996. In September 1998, we effected a one for three (1:3) reverse split of our common stock. From our inception until October 1998, Legacy primarily developed and sold educational entertainment software. On September 14, 1998, a merger was announced between Videocall International Corporation ("Videocall") and Legacy. By December 31, 1998, Legacy had ceased developing and marketing software products and began focusing on the business activities of Videocall. On March 1, 1999, Legacy's name was changed to Talk Visual Corporation ("Talk Visual").

Prior to August 24, 1999, we were considered a development stage company. On August 24, 1999, we launched our telecommunication services through wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America.

In July 2000, we purchased, through a wholly owned subsidiary, the assets of 11 retail telephone call shop stores operating in the New York City/New Jersey market. This acquisition added 45 employees to our organization and approximately three million dollars in annual revenue.

In 2001, among other things, Talk Visual

o Decided to sell all non-telecommunications assets consisting primarily of the real estate properties held in Toronto, Canada and in
         Sacramento, California. As a result, all results relating to real estate activities are treated as "Discontinued Operations";

o Closed or sold all retail shops except for the 11 shops located in New York City/New Jersey general market;

o Terminated all joint venture partnerships in Europe, Israel, Canada, Asia and South America;

o        Focused  on   delivering   telecommunication   services  to  the  Latin
         expatriate market in key areas such as South Florida and New York;

o        Purchased a  telecommunication  switch and peripheral  equipment at our
         headquarters   in  Miami  to  effectively   and   efficiently   deliver
         telecommunication services to our existing and future customers; and

o Began targeting key business and residential customers with a heavy concentration of telecommunication traffic to key countries in Latin and South America.

Currently, revenues are primarily generated from the reselling of long distance services. The majority of our revenue comes from our company-owned stores in the New York City/New Jersey market. Additionally, we sell long distance services to call shops in the greater Miami area and telephone call shops within economical transport range to our frame relay systems in the New York City/New Jersey market.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2001, compared to Fiscal Year Ended December 31, 2000

Revenue increased $3.3 million or 172.5% to $5.2 million for the year ending December 31, 2001, from $1.9 million for the year ending December 31, 2000. Approximately $1.5 million of this increase is attributable to the 11 stores acquired in July 2000 which were owned by the Company for all of 2001, and the remaining increase of $1.8 million is due to the growth of the Company's telecommunication sales in Miami and New York. Approximately 75% of the $3.3 million increase in revenue is due to sales made to the Latin expatriate community.

Cost of Sales increased $1.2 million or 43.6% to $3.9 million for the year ending December 31, 2001, from $2.7 million for the year ending December 31, 2000. Almost all of this increase is directly attributable to the increase in traffic volume in 2001 over 2000.

Gross Profit increased $2.1 million to $1.3 million for the year ending December 31, 2001, from a gross loss of $0.8 million for the year ending December 31, 2000. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 85.2% for the year ending December 31, 2001 compared to 168.9% for the year ending December 31, 2000. The amount of SG&A expenses incurred increased $1.2 million or 32.6% to $4.4 million for the year ending December 31, 2001, from $3.2 million for the year ending December 31, 2000. The major elements of SG&A are as follows:

                                                  2001            2000
                                                 ------         ---------
          Salaries and benefits               $1,908,015       $  916,170
          Travel                                 182,295          331,900
          Office, computer and maintenance       712,476          364,941
          Rents, licenses and other expenses     816,147          456,398
          Consultants                            270,452          255,978
          Legal and other professional           216,360          475,987
          Marketing and public relations         338,934          432,726
                                               ---------      -----------
                     Total                    $4,444,679       $3,234,100
                                               =========      ===========

Salaries and benefits have increased as a result of additional employees related to the acquisition of 11 stores in the New York City/New Jersey area as well as the additional activities relating to the switch operation and administrative support for the new store operations. Additional expenses incurred by the stores such as rent also increased in 2001 over 2000.

Depreciation and Amortization expenses increased $232,000 or 106.6% to $449,000 for the year ending December 31, 2001, from $217,000 for the year ending December 31, 2000. Approximately 80% of this increase is due to new equipment purchased in 2001 that allowed the Company to begin offering additional telecommunication services in 2001. The new equipment purchased during 2001 included a telecommunication switch and other equipment required to run a telecommunications network.

Write-down of Software Development expenses decreased to $0 for the year ending December 31, 2001 from $163,000 for the year ending December 31, 2000. The Company ceased developing and marketing software products in 1998 and began focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 2000, the Company expensed the remaining capitalized software development costs in the amount of $163,000 as a result of our determination that these capitalized costs had no further realizable value.

Provision for Losses on Advances decreased by $0.01 million or 3.4% to $0.37 million for the year ending December 31, 2001 from $0.38 million for the year ending December 31, 2000. During 2001, we fully reserved all remaining amounts owed to the Company from foreign entities engaged by the Company to help deliver video calling services. The provision for losses on advances represents this reserve against those funds. See "ITEM 12. Certain Relationships and Related Transactions" for additional information.

Loss from Operations decreased $0.8 million or 17.6% to $4.0 million for the year ending December 31, 2001, from $4.8 million for the year ending December 31, 2000 due to the increases in revenue and gross profit.

Other Expenses increased $0.7 million or 75.2% to $1.6 million for the year ending December 31, 2001, from $0.9 million for the year ending December 31, 2000. Included in other expenses for 2001 was a write down of equity securities of $963,000 which represented an increased expense of $119,000 over 2000. Also included in other expenses was a loss on the disposal of equipment during 2001 in the amount of $577,000.

Loss from Discontinued Operations increased $3.0 million to $3.1 million for the year ending December 31, 2001 from $0.1 million for the year ending December 31, 2000. The loss from discontinued operations is due to the sale of the Company's real estate property in Toronto, Canada, and the proposed sale of the Company's real estate property in Sacramento, California. The loss on the sale of the Toronto property and the impairment reserve on the Sacramento property is $493,000 and $2,581,000, respectively.

Net Loss applicable to Common Shares increased $2.85 million or 48.9% to $8.68 million for the year ending December 31, 2001, from $5.83 million for the year ended December 31, 2000 primarily due to the loss from discontinued operations recorded in 2001.

At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $22,273,605 and $15,364,163, available to offset taxable income expiring at various times through the year 2016. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

Revenue from telecommunications sales and services increased by $1.8 million to $1.8 million for the year ended December 31, 2000, from $0.008 million for the year ended December 31, 1999. Approximately $1.5 million of this increase was attributable to the 11 stores acquired in June 2000, and the remaining increase of $0.3 million is due to the growth of the Company's telecommunication sales in Miami. The Company's predecessor, Videocall, was in development stage until August 1999. Therefore, revenues did not commence until the fourth quarter of 1999.

Cost of Sales for telecommunications sales and retail operations increased by $2.3 million to $2.7 million for the year ended December 31, 2000, from $0.4 million for the year ended December 31, 1999. The majority this increase was directly attributable to the increase in operating expenses for the retail stores acquired in June 2000.

Selling, General & Administrative (SG&A) expenses decreased by $1.3 million to $3.7 million for the year ended December 31, 2000 compared to $5.0 million for the year ended December 31, 1999. This decrease was due to a reduction in consultants, legal and other professional services in the amount of amount of $2.0 million. The major elements of SG&A were as follows:

                                                  2000           1999
                                                 ------         ------
          Salaries and benefits               $1,073,168       $719,943
          Travel                                 331,900        295,286
          Office, computer and maintenance       407,983        372,927
          Rents, licenses and other expenses     478,773        304,344
          Consultants                            255,978      1,652,453
          Legal and other professional           519,947      1,178,418
          Marketing and public relations         596,722        459,782
                                               ---------      ---------
                     Total                    $3,664,471     $4,983,153
                                               =========      =========

Salaries and benefits  increased as a result of additional  employees related to
the  acquisition of 11 stores in the New York City/New Jersey area.   Additional
expenses incurred by the stores such as rent also increased in 2000 over 1999.

Depreciation and Amortization expenses increased by $166,000 to $465,000 for the year ended December 31, 2000, from $299,000 for the year ended December 31, 1999. This increase is due to new equipment purchased in 2000 that allowed the Company to begin offering additional telecommunication services.

Write-down of Software Development: We ceased developing and marketing software products in 1998 and began focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 2000, we expensed the remaining capitalized software development costs in the amount of $163,000 as a result of our determination that these capitalized costs had no further realizable value.

Provision for Losses on Advances: During 1999 and 2000, we advanced funds, provided administrative, technical and operational support and transferred equipment in the total amount of $676,852 to foreign entities, some of which were managed and/or owned by stockholders of the Company. After evaluating the ability of these entities to repay these advances, we reserved $386,396 against those total funds. The provision for losses on advances represents this reserve against those funds. See "ITEM 12. Certain Relationships and Related Transactions" for additional information.

Loss from Operations decreased $0.5 million to $4.6 million for the year ended December 31, 2000, from $5.1 million for the year ending December 31, 1999.

Other Expenses: Videocall, as part of its formation capital, received common stock in other publicly traded companies. These securities, with a historical cost of $849,375, were stated at their fair value of $132,880 at December 31, 1999, with the decline in value of $716,495 included in Accumulated Other Comprehensive Loss as of that date. In the fourth quarter of 2000, we determined that the decline in value of this equity security was other than temporary and, accordingly, recognized a loss of $843,335 to write down the carrying basis of this security to fair value.

Extraordinary Item: On March 23, 2000, we issued 100,000 shares of common stock along with a payment of $450,000 in satisfaction of a note payable relating to the acquisition of the Sacramento real estate, with an adjusted book value of $844,993. The price of the common stock on the date of issue was $2.6865 per share, for a total value of $268,650. The gain realized in extinguishment of this debt of $126,343 was reflected as extraordinary income for 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had $323,928 of cash on hand. We will require additional cash to finance continuing revenue growth, new product introduction, the working capital deficit and other activities.

Net cash  outflows  from  operating  activities  was $843,870 for the year ended
December 31, 2001, and $3,355,404 for the year ended December 31, 2000. The decrease in net outflows resulted from the increase in gross profit from operations in 2001. The total net cash outflow of $843,870 for 2001 was comprised primarily of the net loss from operations of $3,970,365 adjusted for non-cash items from continuing operations in the amount of $912,101 and changes in current assets and current liabilities totaling $2,214,394.

Cash outflows from investing activities of $665,036 for the year ended December 31, 2001 resulted primarily from purchases of equipment and leasehold improvements aggregating $120,077, advances to related parties of $172,163 and cash required for the YAK Communications, Inc. acquisition in the amount of $462,840.

Net cash provided by financing activities was $1,762,838 in 2001. These funds were obtained from the proceeds of common stock transactions consisting of common stock in the amount of $1,254,798, warrants and options exercised in the amount of $524,127, and common shares issued in private placements in the amount of $58,000. These amounts were offset by payments on debt and payment of fees totaling $74,087.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Talk Visual Corporation and its wholly owned active subsidiaries, Sacramento Results, Inc. and Mundo Express of NY, Ltd. All intercompany balances and transactions have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that could be subject to change in the near future include the value of the net asset held for sale and the Company's investment in equity securities. Actual results could differ from those estimates.

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

Impairment of goodwill and other long-lived assets
--------------------------------------------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These indicators may be a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of operating segments. Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"), recoverability of long-lived assets is based on an estimate of future undiscounted cash flows to initially determine whether impairment should be measured. Measurement of impairment charges for long-lived assets is based on the fair value of the assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Investments
-----------

Other investments primarily consist of equity investments of less than 20% equity interest in private companies. The Company does not have the ability to exercise significant influence over any of these companies and therefore account for the investments as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Realized gains and losses are recorded in gain
(loss) on investment when the related investments are sold and temporary fluctuations in values are recorded in other comprehensive income.

Revenue Recognition
-------------------

Revenue is recognized upon completion of the service or delivery of equipment.

Loss Per Share
--------------

SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All amounts have been adjusted for the September 8, 1998 one for three reverse split. For the years ended December 31, 2001 and 2000, diluted earnings per share have not been included as it would be antidilutive.

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

Reclassification and Restatement
--------------------------------

The Company has reclassified or restated certain prior year amounts on the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements to conform to the current year presentation. Specifically, all amounts related to discontinued operations have been reclassified and a restatement for accounting inconsistencies in the amount of $117,356 has been made.

Recent Accounting Pronouncements
--------------------------------

The EITF has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Issue No. 00-14 will become effective during 2002. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

The EITF has reached a consensus on issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 will become effective during 2002. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective in 2002 will have on its results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement during 2002, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, and did not have a material impact on the Company's financial position, results of operations or cash flows.

RISK FACTORS

As of December 31, 2001 we have never achieved operating profits. We will continue to be dependent on our retail and telecommunication product sales, revenues from our real estate operations including the sale of our investment property in Sacramento, California, collection of all related party receivables and short term and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund our needs. There is no assurance of profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. We may need to raise additional funds to fund our working capital deficit, to pursue additional acquisitions, or to undertake new product development, or if we experience operating losses that exceed expectations. If we raise additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available on favorable terms when required, or at all.

On July 27, 2000, we entered into a common stock purchase agreement with Evertrend Holdings Limited. Evertrend has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement on form SB-2, which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to Evertrend under the common stock purchase agreement was not registered under the Securities Act of 1933. The Registration Statement covered the resale of the shares by Evertrend. Sales under the common stock purchase agreement may be in increments of up to $1.5 million. At December 31, 2001, we had sold 38,405,344 shares of common stock under the stock purchase agreement for net proceeds of $1,524,373 after payment of commissions and expenses.

The Company has an agreement with Michael Zwebner, the Chairman of the Board of Directors, pursuant to which Mr. Zwebner is required to repay amounts currently due by him and by parties he controls to the Company or to provide sufficient alternative funds as required to cover short-term capital needs. The Company also expects to generate proceeds from the sale of its real estate property in Sacramento. Based upon the current cash utilization rate and Management's plan for increased revenues and positive cash flow from operations in the second half of 2002, together with the commitment of funding from Mr. Zwebner and the proceeds from the sale of its real estate operations in Sacramento, Management believes that there should be sufficient capital reserves to meet the needs of the Company for the next twelve months. While we believe that our results from operations will generate positive cash flow during the second half of 2002, there can be no assurance that changing market conditions, a decline in revenue growth or an increase in operating expenses will not prevent us from obtaining positive cash flow from operations.

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

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                   Contents



Report of Independent Auditors.........................................      25
Consolidated Balance Sheet.............................................   26-27
Consolidated Statements of Operations..................................      28
Consolidated Statements of Stockholders' Equity........................      29
Consolidated Statements of Cash Flows..................................   30-32
Notes to Consolidated Financial Statements.............................   33-44

                         Report of Independent Auditors


To the Stockholders of
Talk Visual Corporation
Miami, Florida

We have audited the accompanying consolidated balance sheet of Talk Visual Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talk Visual Corporation at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years ended in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 2 to the financial statements, there are certain liquidity matters concerning the Company. Management's plans with regard to these liquidity matters are discussed in Note 2.


/s/ Mayer Rispler & Company,P.C.
--------------------------------
    Mayer Rispler & Company,P.C.

    Brooklyn, New York
    March 19, 2002

                             TALK VISUAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
                                     ------


CURRENT ASSETS
   Cash                                                          $   323,928
   Accounts receivable, net of allowances
    for doubtful accounts of $8,050                                  261,489
   Advances to related parties                                       345,714
   Other current assets                                              117,905
   Assets held for sale, net of reserve
    for impairment of $2,581,986                                   1,948,077
                                                                  ----------
   Total current assets                                            2,997,113

PROPERTY AND EQUIPMENT, net                                          839,155

INVESTMENT IN EQUITY SECURITIES                                      823,364

GOODWILL, net                                                        663,750

OTHER ASSETS                                                          83,483
                                                                  ----------
   TOTAL ASSETS                                                  $ 5,406,865
                                                                  ==========

                 See notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (continued)

                                DECEMBER 31, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
    Note payable                                                 $   500,000
    Accounts payable                                               1,704,627
    Accrued expenses                                                 366,155
    Other current liabilities                                         39,970
                                                                  ----------
    Total current liabilities                                      2,610,752

LONG-TERM DEBT,                                                      439,700
                                                                   ---------
   TOTAL LIABILITIES                                               3,050,452
                                                                   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized; none issued or outstanding

   Common Stock, par value $.001 per share,
     500,000,000 shares authorized; 136,895,987
     shares issued and outstanding                                   136,896
   Additional paid in capital                                     23,959,558
   Accumulated deficit                                           (21,740,041)
                                                                  ----------
   TOTAL STOCKHOLDERS' EQUITY                                      2,356,413
                                                                  ----------
       TOTAL                                                     $ 5,406,865
                                                                  ==========

                  See notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                    2001                2000
                                                 ----------          ---------
REVENUE
 Sales and services                              $5,218,956         $1,915,158

COSTS OF SALES AND SERVICES                       3,922,535          2,731,125
                                                 ----------          ---------
GROSS PROFIT (LOSS)                               1,296,421           (815,967)
                                                 ----------          ---------
COSTS AND EXPENSES
 Selling, general and administrative              4,444,679          3,234,100
 Depreciation and amortization                      448,812            217,222
 Write-down software development costs                 -               163,000
 Write-off advances to foreign corporations         373,295            386,396
                                                 ----------          ---------
Total costs and expenses                          5,266,786          4,000,718
                                                 ----------          ---------
LOSS FROM OPERATIONS                             (3,970,365)        (4,816,685)
                                                 ----------          ---------
OTHER INCOME (EXPENSE)
  Interest expense, net                             (41,532)           (59,553)
  Write down of equity securities                  (963,060)          (843,335)
  Loss on disposal of property and equipment       (576,997)              -
                                                 ----------         ----------
                                                 (1,581,589)          (902,888)

LOSS FROM CONTINUING OPERATIONS                  (5,551,954)        (5,719,573)

LOSS FROM DISCONTINUED OPERATIONS                (3,132,808)          (114,145)
                                                 ----------         ----------
NET LOSS                                        $(8,684,762)       $(5,833,718)
                                                 ==========         ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                         $    (0.058)       $    (0.112)

  DISCONTINUED OPERATIONS                            (0.033)            (0.002)
                                                 ----------         ----------
  NET LOSS                                      $    (0.091)       $    (0.114)
                                                 ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                    94,669,011         51,110,571
                                                 ==========         ==========

                 See notes to consolidated financial statements


                             Talk Visual Corporation
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2001 and 2000
                                  SPLIT TABLE

                                                      Preferred Shares                Common Shares                Stock
                                                   Shares         Amount         Shares           Amount         Subscribed
                                                   ------         ------         ------           ------         ----------
Balance January 1, 2000                           975,000    $        975      32,060,977    $     32,061    $      4,241

Year Ended December 31, 2000:
     Common Shares issued in Acquisitions            --              --         4,066,718           4,067            --
     Collections on subscriptions                    --              --         4,241,322            --            (4,241)
     Common Shares issued for services               --              --         2,028,989           2,029            --
     Common Shares issued in
     exchange for debt                               --              --           100,000             100            --
     Sales of common stock                           --              --         7,337,423           7,337            --
     Conversions of preferred
     shares to commo                             (925,000)           (925)     15,865,991          15,866            --
     Cancellation of prio
     issuance, other                                 --              --              --              --              --
     Common shares issued in
     private placement                               --              --         7,829,735          12,071            --
     Issued pursuant to stock plans                  --              --         1,750,000            --              --
     Issued to employees                             --              --            12,750              13            --
     Warrant and Options exercised                   --              --         1,941,935           3,692            --
     Offering Expenses                               --              --              --              --              --
     Net Loss                                        --              --              --              --              --
     Other comprehensive loss
      - unrealized loss on
        marketable securities
        and currency exchange                        --              --              --              --              --


                                                     --              --              --              --              --

Balance December 31, 2000                          50,000    $         50      77,235,840    $     77,236    $       --

Year Ended December 31, 2001:
     Common Shares issued in Acquisitions            --              --         8,241,600           8,242            --
     Common Shares issued for services               --              --         8,037,759           8,038            --
     Sales of common stock                           --              --        28,747,167          28,747            --
     Conversions of preferred
     shares to common                             (50,000)            (50)        848,190             848            --
                                                  -----------------------------------------------------------------------
     Cancellation of prior issuance, other           --              --        (1,750,000)         (1,750)           --
     Common shares issued
     in private placement                            --              --         2,000,000           2,000            --
     Issued to employees                             --              --         1,600,000           1,600            --
     Warrant and Options exercised                   --              --        11,935,431          11,935            --
     Offering Expenses and other                     --              --              --              --              --
     Common stock granted to officers                --              --              --              --              --
     Common stock to be surrendered                  --              --              --              --              --
     Cancellation of stock subscriptions             --              --              --              --              --
     Comprehensive loss adjustment                   --              --              --              --              --
     Other adjustments                               --              --              --              --              --
     Net Loss                                        --              --              --              --              --

                                                     --              --              --              --              --
                                                  -----------------------------------------------------------------------
Balance December 31, 2001                            --              --       136,895,987    $    136,896            --
                                                  =======================================================================


                 See notes to consolidated financial statements


                             Talk Visual Corporation
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2001 and 2000
                             SPLIT TABLE (CONTINUED)


                                                                              Accumulated
                                              Additional                        Other          Stock        Total
                                               Paid In      Accumulated     Comprehensive  Subscription  Stockholder  Comprehensive
                                               Capital         Deficit          Loss        Receivable     Equity          loss
                                               -------         -------       -------------   ----------   ---------    ------------
Balance January 1, 2000                     $ 16,409,119    $ (7,221,561)   $ 688,537)   $ (1,061,976)    7,474,322

Year Ended December 31, 2000:
     Common Shares issued in Acquisitions      1,462,403            --           --              --       1,466,470
     Collections on subscriptions                   --              --           --         1,028,643     1,024,402
     Common Shares issued for services           245,082            --           --              --         247,111
     Common Shares issued in
     exchange for debt                           268,650            --           --              --         268,750
     Sales of common stock                       820,027            --           --              --         827,364
     Conversions of preferred
     shares to commo                             (14,941)           --           --              --            --
     Cancellation of prio
     issuance, other                            (474,445)           --           --              --        (474,445)
     Common shares issued in
     private placement                         2,622,171            --           --              --       2,634,242
     Issued pursuant to stock plans                 --              --           --          (765,625)     (765,625)
     Issued to employees                           5,237            --           --              --           5,250
     Warrant and Options exercised             1,352,933            --           --              --       1,356,625
     Offering Expenses                          (386,132)           --           --              --        (386,132)
     Net Loss                                       --        (5,951,074)        --              --      (5,951,074)   (5,951,074)
     Other comprehensive loss
      - unrealized loss on
        marketable securities
        and currency exchange                       --              --        668,012            --         668,012       668,012


                                                    --              --           --              --            --      (5,283,062)
                                            -------------------------------------------------------------------------------------
Balance December 31, 2000                   $ 22,310,104    $(13,172,635)   $ (20,525)   $    (79,958)    8,395,272

Year Ended December 31, 2001:
     Common Shares issued in Acquisitions        321,422            --           --              --         329,664
     Common Shares issued for services           317,852            --           --              --         325,890
     Sales of common stock                     1,254,798            --           --              --       1,283,545
     Conversions of preferred
     shares to common                               (800)           --           --              --              (2)
     Cancellation of prior issuance, other      (763,875)           --           --              --        (765,625)
     Common shares issued
     in private placement                         58,000            --           --              --          60,000
     Issued to employees                          62,400            --           --              --          64,000
     Warrant and Options exercised               524,127            --           --              --         536,062
     Offering Expenses and other                (145,770)           --           --              --        (145,770)
     Common stock granted to officers            300,000            --           --              --         300,000
     Common stock to be surrendered             (278,700)           --           --              --        (278,700)
     Cancellation of stock subscriptions            --              --           --           798,958       798,958
     Comprehensive loss adjustment                  --              --         20,525            --          20,525        20,525
     Other adjustments                              --           117,356         --              --         117,356       117,356
     Net Loss                                       --        (8,684,762)        --              --      (8,684,762)   (8,684,762)

                                                    --              --           --              --            --      (8,546,881)
                                            -------------------------------------------------------------------------------------
                                            $ 23,959,558    $(21,740,041)   $    --      $       --    $  2,356,413
                                            =====================================================================================


                           TALK VISUAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2001            2000
                                                           ---------     ----------
Cash Flows From Operating Activities:

Net Loss                                                 $(8,684,762)   $(5,833,718)

Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                              448,812        217,222
  Depreciation and amortization
    from discontinued operations                             190,568        248,259
  Amortization of product development costs                     -           163,000
  Provision for uncollectable accounts receivable             (8,625)        13,658
  Provision for losses on advances                           373,295        386,396
  Write down of investments                                  963,060        843,335
  Gain on sale of investments                                   -           (18,828)
  Loss on disposition of property and equipment              576,997         55,796
  Write off of intangibles                                      -            47,736
  Additional non-cash charges
    from discontinued operations                             162,141           --
  Cancellation of prior common stock issuance               (763,875)          --
  Issuance of common stock in exchange
    for services and obligations                             680,252        252,360
  Gain on debt extinguishment                                (72,068)      (126,343)
  Loss from discontinued operations                        3,075,941           --

Increase (decrease) in cash from changes in:
  Accounts receivable                                       (154,148)       (66,343)
  Other current assets (a)                                   307,067        202,961
  Other assets                                             1,113,270           --
  Accounts payable                                           831,092        188,678
  Accrued expenses                                           194,162         (8,817)
  Other current liabilities and other liabilities            (77,049)        79,244
                                                           ---------     ----------
    Net Cash from Operating Activities                      (843,870)    (3,355,404)
                                                           ---------     ----------
Cash Flows From Investing Activities:

  Purchase of property and equipment                        (120,077)    (1,155,708)
  Advances - related parties                                (172,163)      (391,169)
  Purchase of equity securities                             (462,840)      (350,000)
  Proceeds from sale of available for sale securities           -            51,553
  Acquisition or disposition of other assets                  90,044       (101,455)
                                                           ---------     ----------
    Net Cash from Investing Activities                      (665,036)    (1,946,783)
                                                           ---------     ----------

                See notes to consolidated financial statements


                             TALK VISUAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           ---------     ----------
Cash Flows from Financing Activities:

  Borrowings on debt                                            --          111,533
  Payments on notes payable and long-term debt               (29,849)      (628,081)
  Net proceeds from common stock transactions              1,792,687      5,571,278
                                                           ---------     ----------
    Net Cash from Financing Activities                     1,762,838      5,054,730
                                                           ---------     ----------
Effect of exchange rate changes on cash                         --           30,293
                                                           ---------     ----------

Increase (decrease) in cash and cash equivalents             253,932       (217,160)
Cash and cash equivalents at beginning of period              69,996        287,156
                                                           ---------     ----------
Cash and cash equivalents at end of period                $  323,928     $   69,996
                                                           =========     ==========

                See notes to consolidated financial statements

Supplemental disclosure of cash flow information:

a. Does not include assets held for sale

b. Cash paid during the period for:

       interest                                           $     -        $   35,946
                                                           ---------     ----------
       income taxes                                       $    1,885     $      800
                                                           ---------     ----------

c. Noncash investing and financing transactions:

For the year ended December 31, 2001

         The Company purchased a 10% interest in Yak Communications, Inc. The Company converted $462,840 of debt and exchanged 8,241,600 shares of its common stock for 405,516 shares of Yak Communications, Inc., which represents 10% of the outstanding common stock of Yak Communications, Inc.

         Issuance of 5,555,000 shares of common stock in cancellation of accounts payable in the amount of $247,090.

         Cancellation of notes receivable in the amount of $765,625 and the return to treasury of 1,750,000 shares from the cancellation of exercised options.

                             TALK VISUAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)

c. Noncash investing and financing transactions (continued):

For the year ended December 31, 2001 (continued):

         Issuance of 2,482,759 shares of common stock in cancellation of accounts payable to the Chairman of the Board of Directors in the amount of $90,000.

         Issuance of 1,600,000 shares of common stock to employees in the amount of $52,800.

         Issuance of 10,000,000 shares of common stock to certain officers of the Company under the Stock Compensation Plan in the amount of $300,000.

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

                See notes to consolidated financial statements

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business
-----------------------

The Company is in the business of providing international and domestic telecommunication services including long distance and video calling services focusing largely on the Latin American expatriate community. On July 20, 2000, the Company acquired eleven retail call shops in the New York City and New Jersey areas through its wholly owned subsidiary, Mundo Express of NY, Ltd. During 2001, the Company began utilizing a direct sales force selling to business and residential customers as well as instituting an agent sales program. The Company also owns and operates, through its wholly owned subsidiary, Sacramento Results, Inc., a commercial property located in Sacramento, California (See Note 3: Discontinued Operations).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Talk Visual Corporation and its wholly owned active subsidiaries, Sacramento Results, Inc. and Mundo Express of NY, Ltd. All intercompany balances and transactions have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that could be subject to change in the near future include the value of the net asset held for sale and the Company's investment in equity securities. Actual results could differ from those estimates.

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

Impairment of goodwill and other long-lived assets
--------------------------------------------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These indicators may be a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of operating segments. Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"), recoverability of long-lived assets is based on an estimate of future undiscounted cash flows to initially determine whether impairment should be measured. Measurement of impairment charges for long-lived assets is based on the fair value of the assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Investments
-----------

Other investments primarily consist of equity investments of less than 20% equity interest in private companies. The Company does not have the ability to exercise significant influence over any of these companies and therefore account

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
Investments (continued)
-----------

for the investments as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Realized gains and losses are recorded in gain
(loss) on investment when the related investments are sold and temporary fluctuations in values are recorded in other comprehensive income.

Revenue Recognition
-------------------

Revenue is recognized upon completion of the service or delivery of equipment.

Loss Per Share

SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All amounts have been adjusted for the September 8, 1998 one for three reverse split. For the years ended December 31, 2001 and 2000, diluted earnings per share have not been included as it would be antidilutive.

Stock Based Compensation

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

Reclassification and Restatement

The Company has reclassified or restated certain prior year amounts on the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements to conform to the current year presentation. Specifically, all amounts related to discontinued operations have been reclassified and a restatement for accounting inconsistencies in the amount of $117,356 has been made.

Recent Accounting Pronouncements

The EITF has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Recent Accounting Pronouncements (continued)
--------------------------------

be classified in a registrant's financial statements. Issue No. 00-14 will become effective during 2002. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

The EITF has reached a consensus on issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 will become effective during 2002. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective in 2002 will have on its results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement during 2002, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, and did not have a material impact on the Company's financial position, results of operations or cash flows.

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred significant net losses for the years 2001 and 2000, and expects to continue to incur losses and have negative working capital for the first six months of 2002 after which the Company expects to generate positive cash flow from operations. The Company is dependent on telecommunication product sales, proceeds from discontinued operations, the collection of related party receivables and equity draws under the stock purchase agreement dated July 27, 2000, until the operating activities generate sufficient cash flow to fund the Company.

The Company has an agreement with a major shareholder to repay amounts currently due to the Company or to provide sufficient alternative funds as required to cover short-term capital needs. The Company also expects to generate proceeds from the sale of its real estate property in Sacramento. Based upon the current cash utilization rate and Management's plan for increased revenues and positive cash flow from operations in the second half of 2002, Management believes that together with the commitment of funding from a major shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.


NOTE 3 - DISCONTINUED OPERATIONS

In the fourth quarter of 2001, the Board of Directors of the Company committed to a plan to exit its real estate operations and to focus the Company on its telecommunication sector as its sole operating unit.

Included in the 2001 results of operations is a loss of $493,955 from the July 2001 sale of the Company's real estate property in Toronto, Canada. Also included in the 2001 results of operations is an estimated loss of $2,638,853 which includes an estimated asset impairment of $2,581,986 based on the Company's estimate of net proceeds from the sale of its real estate property in Sacramento, California.

Excluding the loss and estimated loss from discontinued operations, revenues and expenses from discontinued operations for the year ended December 31, 2001 were $1,244,844 and 1,302,900. Revenues and expenses from discontinued operations for the year ended December 31, 2000 were $1,284,878 and $1,399,023.

Following is summarized financial information for the discontinued operations:

Current assets                                             $    -0-
Total assets                                                6,200,000
Current liabilities                                           340,732
Total liabilities                                           4,251,923
Net assets of discontinued operations                       1,948,077

                              TALK VISUAL CORPORATION


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:


          Equipment, Machinery and Automobiles        $  873,727
          Furniture and Fixtures                          40,034
          Leasehold Improvements                         263,632


                                                      -----------
                                                       1,177,393
          Less accumulated depreciation                 (338,238)
                                                      -----------
          Net                                        $   839,155
                                                      ===========

Depreciation expense on property and equipment was $269,812 and $370,180 for the years ended December 31, 2001 and 2000, respectively.


NOTE 5 - PRODUCT DEVELOPMENT COSTS

The Company ceased developing and marketing software products in 1998 and began focusing on videoconferencing and telecommunications. With respect to the year ended December 31, 2000, the Company expensed the remaining capitalized software development costs in the amount of $163,000 as a result of management's determination that these capitalized costs had no further realizable value.

NOTE 6 - DEBT

The Company's debt is as follows:

Unsecured note payable to a vendor                                  150,000

Convertible loan note                                               289,700

9% Mortgage note, secured by a lien on the Sacramento land and building, maximum funding of $1,000,000 due January 1, 2002
Interest payable monthly                                            500,000

                                                                 ----------
Total Debt                                                       $  939,700
Less current maturity                                               500,000
                                                                 ----------
Long term debt                                                   $  439,700
                                                                 ==========

There are no definite maturity dates for the remaining long-term debt.

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and real estate under various operating leases which expire at various dates through August, 2005. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2001 are as follows:

        2002                         411,519

        2003                         290,718

        2004                         210,605

2005     140,593
                                   ---------
  Total future minimum rentals    $1,053,435
                                   =========

Rent expense for the years ended December 31, 2001 and 2000 was $576,315 and $420,623, respectively.

Legal Proceedings

There  are  no  material  legal  proceedings,   other  than  routine  litigation
incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.


NOTE 8 - ACQUISITIONS

On July 20, 2000, the Company purchased, through a wholly owned subsidiary, the net assets of eleven retail telephone call shop stores operating in the New York City and New Jersey areas for $900,000 in cash and stock. The purchase price consisted of $350,000 in cash payments and $550,000 worth of common stock, equaling 1,066,718 shares.

This acquisition has been accounted for as an asset purchase, and accordingly, the operations of the acquired stores have been included in the Company's consolidated operating results from the date of acquisition. The cost of this acquisition has been allocated on the basis of the estimated fair market values of the assets acquired. There were no liabilities assumed in this acquisition. The purchase price consisted primarily of goodwill which is being amortized over six years.

                             TALK VISUAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock was increased on July 25, 2002 to 500,000,000 shares of common stock, par value of $0.001 and 25,000,000 shares of non-voting preferred stock, par value $0.001. At December 31, 2001, the Company has 136,895,987 issued and outstanding Common shares.

Warrants Outstanding
--------------------

On June 18, 1999, the Company issued warrants to purchase 15,308,475 shares of common stock at $1.00 per share with a three year expiration period.

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

As of December 31, 2001, warrants and options to purchase 17,895,847 shares of common stock were outstanding.

Capital Stock Transactions
--------------------------

On various dates during 2000, the Company issued a total of 7,829,735 shares of common stock under various private placement subscriptions pursuant to a preferred shareholder's agreement. Included in the total subscription, was 1,137,656 shares to Overseas Communications Ltd., a foreign corporation which is 33% owned by the Chairman of the Company.

During 2000, the Company issued an aggregate 2,141,739 shares of common stock, for various services and obligations. At issuance, the stock ranged in price from $0.3594 per share to $2.6865 per share. These issuances were recorded at a total expense of $521,010. Included in this amount is 1,828,989 shares of common stock issued for consulting and management services valued at $100,000 to Overseas Communications, Ltd., a foreign corporation in which the Chairman of the Company is a 33% shareholder.

During 2000, the Company issued 3,691,935 shares of common stock from the exercise of options and warrants, at prices ranging from $0.25 to $2.07 per share.

On July 20, 2000, as discussed in Note 7, the Company issued 1,066,718 shares of common stock in the acquisition of eleven retail stores in New York and New Jersey.

On August 28, 2000, the Company issued 1,750,000 shares of common stock upon the exercise of options, at $0.4375 per common share. The options were exercised by two officers of the Company, in exchange for notes receivable in the amount of $765,625, bearing interest at 6% per year. This transaction was retroactively cancelled during 2001.

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

On various dates during 2001, the Company issued a total of 40,682,598 shares of common stock under the terms of a stock purchase agreement dated July 27, 2000. The shares were issued at various prices ranging from $0.032 per share to $0.073 per share.

During 2001, the Company issued an aggregate 7,155,000 shares of common stock, for various services and obligations. At issuance, the stock ranged in price from $0.033 per share to $0.044 per share. These issuances were recorded at a total expense of $290,252. Included in this amount is 1,600,000 shares of common stock to employees and associates as additional compensation.

On January 23, 2001, holders of the Company's Series A Convertible Redeemable Preferred Stock exchanged the remaining balance of 49,649 shares of the Company's Series A Convertible Redeemable Preferred Stock for 848,190 shares of the Company's common stock.

On June 7, 2001, the Company sold 2,000,000 shares of restricted common stock in a private placement to Overseas Communications, Ltd., a foreign corporation in which the Chairman of the Company is a 33% shareholder. The share price for the shares sold under this private placement was $0.03 per share.

On June 22, 2001, the Company satisfied its obligation to Overseas Communications, Ltd., a foreign corporation in which the Chairman of the Company is a 33% shareholder, for open invoices in the amount of $90,000, representing consulting and management services provided by the Chairman, with the issuance of 2,482,759 shares of common stock. The value on the date of issue was $.036 per share.

During 2001, the Company purchased a 10% interest in Yak Communications, Inc. a Company in which the Chairman and certain members of his family have a controlling interest. The Company converted $462,840 of debt and exchanged 8,241,600 shares of its common stock for 405,516 shares of Yak Communications, Inc.

NOTE 10 - STOCK OPTION AND PURCHASE PLAN

The Talk Visual Corporation 1995 Stock Option/Stock Issuance Plan, as amended (the "Plan"), is a tax qualified stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorizes the issuance of common stock.

Under the Plan, options fall into two categories: (i) the Incentive Stock Option Plan under which qualified employees can, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than 85% of their fair market value on the grant date or at the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - STOCK OPTION AND PURCHASE PLAN (continued)

fair market value at the time of issuance or as a bonus tied to the performance of services; and (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date.

On December 27, 2000, the Board of Directors granted options to purchase 100,000 shares of common stock to each of the two non-employee Directors at an exercise price of $0.1057 per share, expiring five years from the date of issue.

Option activity within each plan was as follows:
                                                                   Weighted
                                         Incentive     Directors    Average
                                       Stock Option   Stock Option   Price
                                           Plan          Plan      Per Share
                                       ------------   ------------ ---------
Balance outstanding, December 31, 1999    133,333        -0-         $  2.85

  Options granted                       3,100,000                    $0.4375

  Options expired range from
        $2.07 to $4.14 per share         ( 33,333)                   $  2.85

  Options exercised range from
        $0.4375 to $2.07 per share     (1,800,000)                   $0.4828
                                        ---------
Balance outstanding, December 31, 2000  1,400,000        -0-         $  0.55

   Options Granted                                       -0-

   Options Cancelled                   (1,400,000)                   $  0.55
                                       ----------
Balance outstanding, December 31, 2001     -0-           -0-
                                       ==========    =========

All stock options issued to employees have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is a related compensation expense recorded in the Company's financial statements representing 15% of the fair market value. Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would not have been increased. Accordingly, pro forma amounts are not presented.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - STOCK COMPENSATION PLAN

The Talk Visual Corporation 1999 Stock Compensation Plan, (the "Compensation Plan"), is a stock compensation plan for employees and certain non-employees, that provides for the granting of common stock as an increased incentive to contribute to the future success of the Company. The administration of the plan and grants issued under the plan are done at the full and sole discretion of the Board of Directors of Talk Visual Corporation. There are 20,000,000 common shares available for issue under the plan.

In December 2001, the Board of Directors authorized the issuance to the Chairman of the Board and certain officers of the Company of 10,000,000 shares of restricted common stock under the Compensation Plan at a fair market value of $0.03 per share. These shares were issued in January 2002. Pursuant to an employment agreement with the Chairman and separation agreements with former officers, the restrictions on the sale of this common stock were lifted during January 2002.

NOTE 12 - GENERAL, ADMINISTRATIVE AND MARKETING EXPENSES

General, administrative and marketing expenses are comprised of the following items:

                                                  2001           2000
                                               ---------      ---------
          Salaries and benefits               $1,908,015     $  916,170
          Consultants                            270,452        255,978
          Legal and other professional           216,360        475,987
          Marketing and public relations         338,934        432,726
          Rents                                  816,147        456,398
          Travel                                 182,295        331,900
          Office and other expenses              712,475        364,941
                                               ---------      ---------
                     Total                    $4,444,679     $3,234,100
                                               =========      =========

Of the total $4,444,679 expense in 2001, $380,252 was paid in common stock. For the year ended December 31, 2000, of the total $3,234,100 expense, $169,149 was paid in common stock.


NOTE 13 - INCOME TAXES

At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $22,273,605 and $15,364,163, available to offset taxable income expiring at various times through the year 2016. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 2001 and 2000, the Company's net deferred tax asset consisted primarily of net operating losses. The Company established a 100% valuation allowance equal to the net deferred tax asset, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company engages the services of Michael J. Zwebner, the Chairman of the Board of Directors of the Company, under a consulting agreement with Overseas Communications, Ltd., an Israeli corporation. Annual payments to Overseas Communications under this agreement are $120,000. Mr. Zwebner owns 33% of the capital stock and is a director of Overseas Communications. In 2001, the Company issued 2,482,759 shares of common stock to Overseas Communications in payment of $90,000 of the Company's obligations under the consulting agreement. As of December 31, 2001, no amounts were due to Overseas Communications under the consulting agreement. In January 2002, Mr. Zwebner agreed to waive future amounts due under the consulting agreement in exchange for release of restrictions on stock granted to Mr. Zwebner in December of 2001.

The Company has provided certain administrative, technical and operational support and loan advances totaling $715,950 to TV Telecommunications, Ltd., a United Kingdom corporation, Videocall of Canada, Inc., a Canadian corporation, Videocall Israel, Ltd., an Israeli corporation, and Videocall of Belgium, Ltd., a Belgian corporation. These entities are directly or indirectly associated with Michael Zwebner or members of his family. As of December 31, 2000, $386,396 of this amount and had been reserved and at December 31, 2001, all balances due from these entities had been fully reserved and expensed as the Company does not expect these entities to continue as going concerns. Accordingly, the Company recorded a charge of $373,295 in the results from operations for the year ending December 31, 2001.

During 2000, Eugene Rosov, a director and the President and Chief Executive Officer of the Company, exercised options to purchase 1,000,000 shares of our common stock by tendering notes issued by the Company in the amount of $436,406. During 2000, Clinton Snyder, a director and the Chief Financial Officer of the Company, exercised options to purchase 750,000 shares of our common stock by tendering notes in the amount of $329,219. These notes accrued interest at an annual rate of 6%. These notes were included in the Company's balance sheet as a reduction in Stockholders' Equity, under the category of "stock subscriptions receivable." In July 2001, the Company retroactively cancelled the issuance of these shares to Mr. Rosov and Mr. Zwebner.

Sacramento Results, Inc. (SRI), a wholly owned subsidiary of the Company, entered into a lease agreement with Hard Disk Cafe, Inc. during November 2000, pursuant to which Hard Disk Cafe rents commercial space from SRI at its property in Sacramento, California. Messrs. Zwebner, Rosov and Snyder and Alexander Walker, Jr., a director of the Company, are stockholders of Hard Disk Cafe, and Mr. Zwebner is a director and the President of Hard Disk Cafe. The lease agreement provided for $41,600 in rental payments in 2001. As of December 31, 2001, Talk Visual had directly and through SRI advanced $189,081 to Hard Disk Cafe, Inc., including $189,091 in advances in 2001, had received $0 in rent payments from Hard Disk Cafe, and had recorded $41,600 in rental income in 2001. Mr. Zwebner has agreed to repay these amounts during 2002 and to cause Hard Disk Cafe to become current on its rental obligation to SRI.

In December 2001, the Company completed the purchase of 405,516 shares of common stock of Yak Communications (USA) Inc., for a purchase price of $793,205 consisting of 8,241,600 shares of our common stock and conversion of $462,840 of debt. Following the consummation of the transaction, we owned 10% of the outstanding  capital  stock  of Yak  Communications.  Mr.  Zwebner  and  Charles
Zwebner, Mr. Zwebner's brother, are significant stockholders of Yak Communications.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

In December 2001, the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to Mr. Zwebner and 3,000,000 shares of restricted common stock to each of Mr. Rosov and Mr. Snyder. These shares were issued in January 2002. In connection with an employment agreement with Mr. Zwebner and separation agreements with Mr. Rosov and Mr. Snyder, the restrictions on the sale of this common stock were lifted during 2002. In connection with this transaction, the Company recorded a non-cash charge in the amount of $300,000 during 2001.

As of December 31, 2001, the Company had advanced a total of $26,000 to Mr. Snyder (including $6,000 in 2001), $40,467 to Mr. Rosov (including $6,050 in
2001), and $93,094 to Mr. Zwebner (including $15,562 in 2001). Pursuant to separation agreements with Mr. Snyder and Mr. Rosov, amounts advanced to them by the Company were forgiven. Accordingly, the Company has recorded an expense in the amount of $66,467 in its results from operations for the year ending December 31, 2001. Mr. Zwebner has agreed to repay amounts advanced by the Company on his behalf in 2002.

Mr. Walker is the Chairman of the Board and a shareholder of Nevada Agency and Trust Company, the Company's transfer agent. During 2001, the Company paid $4,247 in transfer agent and related fees to Nevada Agency and Trust Company.

NOTE 15 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                         2001            2000
                                                      ----------      ----------
Basic weighted average shares outstanding             94,669,011      51,110,571
Dilutive effect of options                                --              --
                                                      ----------      ----------
Diluted weighted average shares outstanding           94,669,011      51,110,571
                                                      ==========      ==========

Options and warrants to purchase 18,095,847 and 22,170,647 shares were outstanding during the years ended December 31, 2001 and 2000, respectively, but these amounts were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 16 - SEGMENT INFORMATION

The Company's continuing operations consist primarily of providing long distance services for its retail and sales division. Accordingly, the Company is not required to disclose segment information.

                             TALK VISUAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 17 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                       2001            2000
                                                    -----------     -----------

   Write down of equity securities (a)              $  (963,060)     $(843,335)

   Provision for losses on advances (b)             $   -0-          $(386,396)

   Write down of Assets Held for Sale (c)           $(2,581,986)        -0-

   Disposal of property (d)                         $  (576,997)        -0-

(a) In the fourth quarter of 2001 and 2000, management determined that a decline in value of its equity securities was other than temporary and, accordingly, recognized a loss of $963,060 and $843,335, respectively, to write down the carrying basis of its securities to estimated fair value.

(b) As more fully described in Note 14, management determined that a provision should be made against advances to certain foreign entities.

(c) As more fully described in Note 3, management decided in the fourth quarter of 2001 to sell its remaining real estate property in Sacramento, California.

(d) In the fourth quarter of 2001, management disposed of assets previously used in the Company's operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Certain biographical information concerning the Directors and Executive Officers of the Company as of March 31, 2002, is set forth below. Such information was furnished by them to the Company.

Michael J. Zwebner
Michael Zwebner - Age 48, is our founder and has served as Chairman of the Board of Directors of the Company since September 1998. Mr. Zwebner also serves on the Board of Directors for Sector Communications, Inc., World Wide Wireless Communications, Inc. and Entertainment Internet, Inc. Mr. Zwebner is also the President of International Catalyst Ventures, Inc. (Canada) and Chief Executive Officer of World Wide Communications, Inc. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies and managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd., for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held company based in Connecticut. In addition, in February 1998, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

Alexander H. Walker, Jr.
Mr. Walker - Age 75, has served as a director of the Company since September 1998. Mr. Walker served as a director and General Counsel of Videocall International Corporation from July 1998 to September 1998. He also serves on the Board of Directors of World Wide Wireless Communications, Inc., Film World, Inc. and Entertech Media Group, Inc. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered trust company and transfer agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an attorney.

Clinton H. Snyder
Clinton H. Snyder, CPA - Age 47, has served as a director of the Company since November 1998, and served as Chief Financial Officer of the Company from November 1998 to January 2002. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Maryland. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North

American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area. Mr. Snyder is currently a consultant to World Wide Wireless Communications, Inc.

Andrew Silber
Andrew Silber - Age 31, has served as a director and as Director of Sales of the Company since October 2001. In 1992 Mr. Silber co-founded Business Advantage Group, a telecommunications consulting firm. He served as Vice President of Operations until July 1998. From July 1999 to September 2001 he served as Director of Sales of IDS Telcom in Miami, Florida, a competitive local exchange and long distance carrier. Mr. Silber received a BS in Management and International Finance from the University of Miami.

Mike Rollins
Mike Rollins - Age 30, has served as a director and as President and Chief Executive Officer since February 2002 and as Chief Financial Officer of the Company since January 2002. From 1993 to 1995 he worked as an auditor and tax associate for Deloitte and Touche LLP. From 1995 to 1996, Mr. Rollins served as Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company. From August 1996 to May 1997, Mr. Rollins was the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (TCS), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London, England based telecommunications provider. Mr. Rollins is a partner with Tatum CFO Partners, LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of security ownership and changes in such ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us and written representations received from those reporting persons recognized by us as being subject to filing requirements, we believe that the following required Section 16(a) reports were not timely filed during 2001.

Four reports on Form 4 were not timely filed in connection with the sale by Eugene Rosov of a total of 901,581 shares of our common stock in 12 separate transactions. A Form 4 reporting these transactions was filed on November 6, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

We have no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director except for the Automatic Option Grant Program component of the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Directors who are not current employees of the Company

("non-employee directors") are eligible for the Automatic Option Grant Program component of the 1995 Plan under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of our common stock at an exercise price equal to 100% of their fair market value on the grant date. Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member will receive a 3,333 share option grant on the date of such election or appointment, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 833 shares of our common stock whether or not such individual has been in the prior employ of the Company.

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

The following options have been granted under the Discretionary Option Grant Program in effect under the 1995 Plan (as amended) to non-employee Directors:

                         Number of
                        Securities
                        Underlying      Exercise or   Expiration     Vested
Name                  Options Granted  Base Price(1)     Date         Date
---------------       ---------------   -----------   -----------  -----------

David Hurwitz(2)           100,000        $0.1057     12/28/05      12/31/01
Alexander Walker, Jr.      100,000        $0.1057     12/28/05      12/31/01

--------
(1) The exercise price per share for these options was equal to the fair market value of our Common Stock on the date of grant.

(2)      Mr. Hurwitz resigned from the Board of Directors on September 26, 2001

Compensation of Executive Officers

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal year 2001 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 2001 and 2000:


Summary Compensation Table
--------------------------
                                                                          Long-Term Compensation
                                                        Other Annual              Awards
                                           Salary       Compensation         ---Securities---
Name and Principal Position     Year        ($)              ($)           Underlying Options(#)
---------------------------     ----       ------       ------------      ----------------------
Michael J. Zwebner              2001        -0-           $120,000(1)           4,000,000(2)
   Chairman of the Board        2000        -0-           $120,000(1)              -0-
   of Directors

Eugene A. Rosov (3)             2001     $200,000            -0-                3,000,000(4)
   Chief Executive Officer,     2000     $150,000            -0-                1,350,000
   President and Director

Clinton H. Snyder, CPA (5)      2001     $132,000            -0-                3,000,000(6)
   Chief Financial Officer,     2000     $120,000            -0-                   -0-
   Director and Secretary

Pedro Sanchez (7)               2001     $104,250            -0-                  500,000
   Chief Technical Officer      2000     $ 59,846

-----------
(1) Mr. Zwebner's compensation is paid under a contract with Overseas Communications, Ltd., an Israeli corporation. For 2001, $90,000 of this amount was paid by the issuance of 2,482,759 shares of common stock at .036 per share on December 21, 2000 and for 2000, $100,000 the obligation was paid for by the issuance of 1,828,989 shares at .0547 per share on November 4, 1999.
(2) In December 2001, the Board authorized the issuance of 4,000,000 restricted shares of common stock to Mr. Zwebner under the Company's stock compensation plan. In exchange for waiving future consideration as Chairman of the Board of the Company, the restriction on these shares was lifted. These shares were issued in January 2002.
(3) Mr. Rosov resigned as Chief Executive Officer, President and director on February 13, 2002.
(4) In December 2001, the Board authorized the issuance of 3,000,000 restricted shares of common stock to Mr. Rosov under the Company's stock compensation plan. As part of his separation agreement with the Company, the restriction on these shares was lifted. These shares were issued in January 2002.
(5)      Mr. Snyder resigned as Chief Financial Officer on January 18, 2002.
(6)      In December  2001,  the Board  authorized  the  issuance  of  3,000,000 restricted shares of common stock to Mr. Snyder under the Company's stock compensation plan. As part of his separation agreement with the Company, the restriction on these shares was lifted. These shares were issued in January 2002.
(7) Mr. Sanchez joined the company as Chief Technical Officer on June 1, 2000. Mr. Sanchez resigned as Chief Technical Officer on January 22, 2002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in January 1996 to establish salary, bonus and other forms of compensation for officers of the Company, provide recommendations for the salaries and incentive compensation of the employees and consultants of the Company and make recommendations to the Board of Directors regarding such matters.

The principal objectives of the Company's executive compensation are to:

- support the achievement of the desired Company performance;
- align the executive officer's interests with the success of the Company and with the interests of the Company's stockholders; and
- provide compensation that will attract and retain qualified management and reward performance.

These objectives are principally achieved through compensation in the form of annual base salaries, discretionary bonuses and equity investment opportunities, such as stock option grants. Prior to January 1996, the Board of Directors performed the functions of the Compensation Committee. We have not historically linked executive compensation directly to corporate performance.

During the 2001 fiscal year, until David Hurwitz's resignation from the Board of Directors in September 2001, the Compensation Committee was composed of Messrs. Hurwitz, Rosov and Zwebner. After September 2001, the Committee was composed of Messrs. Rosov and Walker and Curtis Orgil, CPA, an outside advisor to the Company. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Audit Committee

The Audit Committee was formed in 1999 to assist the Board of Directors in the general oversight and monitoring of management's and the independent auditor's participation in the Company's financial reporting process and of the Company's procedures for compliance with legal and regulatory requirements. The primary objective of the Audit Committee is to promote and preserve the integrity of the Company's financial statements and the independence and performance of the Company's external auditor.

The principal activities of the Audit Committee are to:

-        periodically review the Company's audit charter
-        annually Review the overall audit plan and the  accompanying  financial statements
-        review  and  Discuss  the  Company's   quarterly   unaudited  financial
         statements
-        recommend   action   relating  to  the   selection,   performance   and
         independence of the Company's independent auditor; and
-        periodically review the independence of the Company's audit committee.

From January 2001 until July 2001, the Audit Committee consisted of Messrs. Rosov, Walker and Snyder. After July 2001, the Audit Committee was composed of Messrs. Rosov and Walker and Curtis Orgil, CPA, an outside advisor to the Company.

Stock Options

The Company did not grant options to the Company's Named Executive Officers during fiscal year 2001.

Aggregated Option Exercises in Fiscal 2001 and Value of Options at End of Fiscal 2001.

There were no option exercises made by the Company's Named Executive Officers during 2001. At December 31, 2001, none of the Company's Named Executive

Officers owned any unexercised stock options. The Company did not grant any stock appreciation rights during fiscal year 2000 and no such rights were outstanding as of the end of such fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 19, 2002, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.


                                                                 Common Stock
                                                            -----------------------
                                                              Number    Percentage
                                                            of Shares    of Shares
                                                          Beneficially  Beneficially
Name and Address (1)                                       Owned(2)(3)   Owned(2)(3)
----------------------------------------------            ------------  ------------

Overseas Communications, Ltd. (4)
46/11 Diskin St
Jerusalem, Israel                                            8,472,128       5.6%

Clinton H. Snyder, CPA
   Secretary and Director                                    3,500,000       2.3%

Alexander Walker, Jr. (5)
   Director                                                    450,000      0.03%

Michael J. Zwebner (6)
   Chairman of the Board of Directors                        11,265,953      7.4%

All directors and executive officers as a
   Group (6 persons) (7)                                     23,688,081    15.33%

______________
(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.
(2) Percentage ownership is based on 150,614,664 shares of common stock outstanding as of March 28, 2002, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 28, 2002. Only those shares beneficially owned by the person holding such options are included in the outstanding shares for purposes of computing the percentage beneficially owned by that person; such shares are not deemed to be outstanding for purposes of computing any other person's percentage.
(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(4) Michael J. Zwebner owns 33% of this entity, and all other owners own less than 10%. The shares listed include options to purchase 2,000,000 shares of common stock.
(5) Includes options to purchase 100,000 shares of common stock.
(6) Includes options to purchase 2,488,667 shares of common stock and 2,157,376 shares beneficially owned through Overseas Communications, LTD.
(7) Includes options to purchase 4,038,667 shares of common stock.

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


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We engage the services of Michael J. Zwebner, the Chairman of the Board of Directors of the Company, under a consulting agreement with Overseas Communications, Ltd., an Israeli corporation. Annual payments to Overseas Communications under this agreement are $120,000. Mr. Zwebner owns 33% of the capital stock and is a director of Overseas Communications. In 2001, we issued 2,482,759 shares of common stock to Overseas Communications in payment of $90,000 of our obligations under the consulting agreement. As of December 31, 2001, no amounts were due to Overseas Communications under the consulting agreement. In January 2002, Mr. Zwebner agreed to waive future amounts due under the consulting agreement in exchange for release of restrictions on stock granted to Mr. Zwebner in December of 2001.

From 1998 to 2001, we provided certain administrative, technical and operational support and loan advances totaling $715,950 to TV Telecommunications, Ltd., a United Kingdom corporation, Videocall of Canada, Inc., a Canadian corporation, Videocall Israel, Ltd., an Israeli corporation, and Videocall of Belgium, Ltd., a Belgian corporation. These entities are directly or indirectly associated with Michael Zwebner or members of this family. As of December 31, 2000, $386,396 of this amount and had been reserved and at December 31, 2001, all balances due from these entities had been fully reserved and expensed as we do not expect these entities to continue as going concerns. Accordingly, we recorded a charge of $373,295 in our results from operations for the year ending December 31, 2001.

During 2000, Eugene Rosov, a director and the President and Chief Executive Officer of the Company, exercised options to purchase 1,000,000 shares of our common stock by tendering notes issued by the Company in the amount of $436,406. During 2000, Clinton Snyder, a director and the Chief Financial Officer of the Company, exercised options to purchase 750,000 shares of our common stock by tendering notes in the amount of $329,219. These notes accrued interest at an annual rate of 6%. These notes were included in our balance sheet as a reduction in Stockholders' Equity, under the category of "stock subscriptions receivable." In July 2001, the Company retroactively cancelled the issuance of these shares to Mr. Rosov and Mr. Zwebner.

Sacramento Results, Inc. (SRI), a wholly owned subsidiary of the Company, entered into a lease agreement with Hard Disk Cafe, Inc. during November 2000, pursuant to which Hard Disk Cafe rents commercial space from SRI at its property in Sacramento, California. Messrs. Zwebner, Rosov and Snyder and Alexander Walker, Jr., a director of the Company, are stockholders of Hard Disk

Cafe, and Mr. Zwebner is a director and the President of Hard Disk Cafe. The lease agreement provided for $41,600 in rental payments in 2001. As of December 31, 2001, Talk Visual had directly and through SRI advanced $189,081 to Hard Disk Cafe, Inc., including $189,091 in advances in 2001, had received $0 in rent payments from Hard Disk Cafe, and had recorded $41,600 in rental income in 2001. Mr. Zwebner has agreed to repay these amounts during 2002 and to cause Hard Disk Cafe to become current on its rental obligation to SRI.

In December 2001, we completed the purchase of 405,516 shares of common stock of Yak Communications (USA) Inc., for a purchase price of $793,205 consisting of 8,241,600 shares of our common stock and conversion of $462,840 of debt. Following the consummation of the transaction, we owned 10% of the outstanding capital stock of Yak Communications. Mr. Zwebner and Charles Zwebner, Mr. Zwebner's brother, are significiant stockholders of Yak Communications.

In December 2001, the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to Mr. Zwebner and 3,000,000 shares of restricted common stock to each of Mr. Rosov and Mr. Snyder. These shares were issued in January 2002. In connection with an employment agreement with Mr. Zwebner and separation agreements with Mr. Rosov and Mr. Snyder, the restrictions on the sale of this common stock were lifted during 2002. In connection with this transaction, the Company recorded a non-cash charge in the amount of $300,000 during 2001.

As of December 31, 2001, the Company had advanced a total of $26,000 to Mr. Snyder (including $6,000 in 2001), $40,467 to Mr. Rosov (including $6,050 in
2001), and $93,094 to Mr. Zwebner (including $15,562 in 2001). Pursuant to separation agreements with Mr. Snyder and Mr. Rosov, amounts advanced to them by the Company were forgiven. Accordingly, the Company has recorded an expense in the amount of $66,467 in its results from operations for the year ending December 31, 2001. Mr. Zwebner has agreed to repay amounts advanced by the Company on his behalf in 2002.

Mr. Walker is the Chairman of the Board and a shareholder of Nevada Agency and Trust Company, the Company's transfer agent. During 2001, we paid $4,247 in transter agent and related fees to Nevada Agency and Trust Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
1.1(1) Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
1.2(1) Amendment dated July 28, 2000 to the Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Ltd.
3.1(2)   Articles of Incorporation
3.2(2)   By-Laws
4.1(1)   1995 Stock Option/Stock Issuance Plan
4.2(3)   1999 Stock Compensation Plan (as amended)
4.3(1) Stock Purchase Warrant dated July 27, 2000 issued to Evertrend Holdings Ltd.
4.4(1)   Form of Stock Purchase Warrants to be issued to Evertrend Holdings Ltd
4.5(1) Stock Purchase Warrant dated July 27, 2000 issued to Ladenburg Thalmann & Co. Inc.
4.6(1) $3,840,000 Note dated September 24, 1998 issued by Sacramento Results, Inc. to Bar K, Inc.
10.1(1) Registration Rights Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
10.2(1) Escrow Agreement dated July 27, 2000 among Registrant, Evertrend Holdings Limited, and Epstein, Becker & Green, P.C.
10.3(1) OEM Agreement dated as of February 11, 2000 between the Registrant and Motion Media Technology Limited
10.4(1) Joint Venture Agreement dated April 1, 2000 between the Registrant and EnterTech Media Group
10.5(1) Lease Agreement dated July 30, 1999 between Lucky Capital, Inc. and Talk Visual Corporation
10.6(1) Lease Agreement dated February 1, 2000 between Lucky Capital, Inc. and Talk Visual Corporation
10.7(1) Agreement dated as of June 22, 2000 by and between Talk Visual Retail Acquisitions, Inc. and Various Business Management
10.8(4) Agreement and Plan of Merger dated as of September 14, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.9(4) Amendment No. 1 to Agreement and Plan of Merger dated as of December 1, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.10 Share Purchase Agreement with YAK Communications, (USA) Inc. dated December 24, 2002
10.11 Employment Settlement Agreement dated February 12, 2002 between the Registrant and Eugene Rosov
10.12 Employment Settlement Agreement dated January 25, 2002 between the Registrant and Clinton Snyder
21       Subsidiaries of Talk Visual Corporation
23       Consent of Independent Auditors
24       Power of Attorney
------------------

(1) Incorporated herein by reference to exhibits filed with the Registrant's Registration Statement on Form SB-2 (File No. 333-43806) declared effective by the SEC on October 31, 2000.
(2) Incorporated herein by reference to exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated herein by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-73518) dated November 16, 2001.
(4) Incorporated herein by reference to Annex A to the Proxy Statement/Prospectus/Notification of Merger, included in the Registrant's Registration Statement on Form S-4 (File No. 333-79597) declared effective by the SEC on June 1, 1999.

REPORTS ON FORM 8-K.

No reports were filed during the fourth quarter of 2001.

                              SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TALK VISUAL CORPORATION
                                            By:  /s/  HARLEY L. ROLLINS
                                                 ----------------------------
                                                      Harley L. Rollins
                                                      Chief Executive Officer
March 28, 2002