Form 10QSB
period 2002-03-31
TALK VISUAL CORP
filed 2002-05-07
CIK 1007367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                            Yes   X        No
                                -----          -----
There were 149,216,741 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 1, 2002.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          -----

                             TALK VISUAL CORPORATION

                                      INDEX
                                      -----
                                                                    Page No.
                                                                    --------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item l.  Financial Statements (Unaudited):

                Balance Sheets at March 31, 2002 and
                December 31, 2001.                                       3

                Statements of Operations for the three
                months ended March 31, 2002 and 2001.                    5

                Statements of Cash Flows for the three
                months ended March 31, 2002 and 2001.                    6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
                of Operations                                           10

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.     Legal Proceedings                                           13
Item 6.     Exhibits and Reports on Form 8-K                            13

Signatures                                                              14

Exhibits
     Exhibit 11                                                         15

                               TALK VISUAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (unaudited)

                                     ASSETS
                                     ------
                                                       MARCH 31,    DECEMBER 31,
                                                          2002          2001
                                                      ----------    ------------
CURRENT ASSETS
   Cash                                              $   306,098     $   323,928
   Accounts receivable, net of allowances
    for doubtful accounts of $8,050                      281,018         261,489
   Advances to related parties                           371,244         345,714
   Other current assets                                  138,227         117,905
   Assets held for sale, net of reserve
    for impairment of $2,581,986                       1,924,056       1,948,077
                                                      ----------      ----------
   Total current assets                                3,020,642       2,997,113

PROPERTY AND EQUIPMENT, net                              821,637         839,155

INVESTMENT IN EQUITY SECURITIES                          823,364         823,364

GOODWILL, net                                            615,368         663,750

OTHER ASSETS                                             114,526          83,483
                                                      ----------      ----------
   TOTAL ASSETS                                      $ 5,395,537     $ 5,406,865
                                                      ==========      ==========

           See condensed notes to consolidated financial statements.

                              TALK VISUAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     MARCH 31,      DECEMBER 31,
                                                       2002             2001
                                                     ---------      ------------

CURRENT LIABILITIES
   Note payable                                     $   500,000      $   500,000
   Accounts payable                                   2,073,957        1,704,627
   Accrued expenses                                     327,524          366,155
   Other current liabilities                             53,246           39,970
                                                     ----------       ----------
   Total current liabilities                          2,954,727        2,610,752

LONG-TERM DEBT                                          439,700          439,700
                                                     ----------       ----------
   TOTAL LIABILITIES                                  3,394,427        3,050,452
                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Convertible redeemable preferred stock, par value $.001 per share,25,000,000 shares authorized; none issued or outstanding

   Common Stock, par value $.001 per share,
     500,000,000 shares authorized; 149,216,741
     and 136,895,987 shares issued and outstanding      149,217          136,896
   Additional paid in capital                        24,003,737       23,959,558
   Accumulated deficit                              (22,151,844)     (21,740,041
                                                     ----------       ----------
   TOTAL STOCKHOLDERS' EQUITY                         2,001,110        2,356,413
                                                     ----------       ----------
       TOTAL                                        $ 5,395,537      $ 5,406,865
                                                     ==========       ==========


            See condensed notes to consolidated financial statements.

                               TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2002                2001
                                                 ----                ----
REVENUE
 Telecommunication sales and services         $1,877,471         $  976,222

COSTS OF SALES AND SERVICES                    1,358,872            785,424
                                              ----------         ----------
GROSS PROFIT                                     518,599            190,798
                                              ----------         ----------
COSTS AND EXPENSES
 Selling, general and administrative             902,977          1,058,022
 Depreciation and amortization                    93,438             95,567
                                              ----------         ----------
Total costs and expenses                         996,415          1,153,589
                                              ----------         ----------
INCOME (LOSS) FROM OPERATIONS                   (477,816)          (962,791)
                                              ----------         ----------
OTHER INCOME (EXPENSE)
 Interest expense, net                           (11,251)            (8,068)
 Gain on disposal of property and equipment        7,321               -
 Foreign currency translation gain                  -                10,388
 Write down of equity securities                    -               (51,000)
                                              ----------         ----------
                                                  (3,930)           (48,680)

INCOME (LOSS) FROM CONTINUING OPERATIONS        (481,746)        (1,011,471)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS        69,943             23,338
                                              ----------         ----------
NET INCOME (LOSS)                             $ (411,803)        $ (988,133)
                                              ==========         ==========

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED FROM CONTINUING OPERATIONS(1)         $   (0.003)        $   (0.012)

DISCONTINUED OPERATIONS                            0.000              0.000
                                              ----------         ----------
NET LOSS                                      $   (0.003)        $   (0.012)
                                              ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                147,705,211         85,044,557
                                              ==========         ==========

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month periods ended March 31, 2002 and 2001.

            See condensed notes to consolidated financial statements

                                TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2002           2001
                                                     ----           ----
Cash Flows From Operating Activities:

Net Loss                                          $ (411,803)   $  (988,133)

Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization                       93,438         95,567
  Depreciation and amortization
    from discontinued operations                        -            51,240
  Write down of investments                             -            51,000
 (Gain) loss on disposition
    of property and equipment                         (7,321)        26,965
  Additional non-cash charges
    from discontinued operations                      14,046           -

Increase (decrease) in cash from changes in:
  Accounts receivable                                (19,529)        16,225
  Other current assets                                 3,700         60,239
  Other assets                                       (31,043)          -
  Accounts payable                                   369,329         94,008
  Accrued expenses                                   (38,630)        37,697
  Other current liabilities                           13,276          8,084
                                                   ---------      ---------
    Net Cash from Operating Activities               (14,537)      (547,108)
                                                   ---------      ---------
Cash Flows from Investing Activities:

  Purchase of property and equipment                 (39,045)       (12,009)
  Advances to related parties                        (25,530)      (297,285)
  Other                                                4,782          5,010
                                                   ---------      ---------
    Net Cash from Investing Activities               (59,793)      (304,284)
                                                   ---------      ---------

            See condensed notes to consolidated financial statements

                               TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                          2002           2001
                                                          ----           ----
Cash Flows from Financing Activities:

  Borrowings on debt                                       -           190,380
  Payments on notes payable and long-term debt             -           (14,354)
  Net proceeds from common stock transactions            56,500        774,250
                                                      ---------      ---------
    Net Cash from Financing Activities                   56,500        950,276
                                                      ---------      ---------
Effect of exchange rate changes on cash                    -           (44,488)
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents        (17,830)        54,396
Cash and cash equivalents at beginning of period        323,928         69,996
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  306,098     $  124,392
                                                      =========      =========


Supplemental disclosure of cash flow information:

a. Cash paid during the period for:

       interest                                      $     -        $     -
                                                      ---------      ---------
       income taxes                                  $      755     $      800
                                                      ---------      ---------


            See notes to condensed consolidated financial statements

                               TALK VISUAL CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

(1) General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and March 31, 2001, and the cash flows for the three months ended March 31, 2002 and March 31, 2001 are included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2001, filed as part of our Annual Report on Form 10-KSB.

Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations, as their effect would be anti-dilutive.

(2) Financial Condition and Liquidity

Since inception, the Company has incurred significant net losses and expects to continue to incur losses and have negative working capital for the first six months of 2002 after which the Company expects to generate positive cash flow from operations. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables until the operating activities generate sufficient cash flow to fund the Company.

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

                               TALK VISUAL CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

Between January 11, 2002 and February 12, 2002, we sold 2,320,754 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of our common stock at an exercise price of $0.0269 until March 15, 2002 in connection with this transaction. We paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

(4) Discontinued Operations

Excluding the loss and estimated loss from discontinued operations, revenues and expenses from discontinued operations for the quarter ended March 31, 2002 were $353,026 and $283,083. Revenues and expenses from discontinued operations for the quarter ended March 31, 2001 were $341,414 and $318,076.

Following is summarized financial information for the discontinued operations:

                                            2002                     2001
                                        -----------             -----------
Current assets                          $    -0-                $     -0-
Total assets                             4,982,772               6,200,000
Current liabilities                        357,909                 340,732
Total liabilities                        4,261,898               4,251,923
Net assets of discontinued operations      720,874               1,948,077

(5) Related Parties

Sacramento Results, Inc. (SRI), a wholly owned subsidiary of the Company, entered into a lease agreement with Hard Disk Cafe, Inc. during November 2000, pursuant to which Hard Disk Cafe rents commercial space from Sacramento Results at its property in Sacramento, California. Michael J. Zwebner, the Chairman of the Board of Directors of the Company is the President and a director and stockholder of Hard Disk Cafe and Alexander Walker, Jr., a director of the Company is a stockholder of Hard Disk Cafe. The lease agreement provided for $15,600 in rental payments in the quarter ended March 31, 2002. As of March 31, 2002, Talk Visual had directly and through SRI advanced $214,611 to Hard Disk Cafe, Inc., including $25,530 in advances during the quarter ended March 31, 2002, had received $0 in rent payments from Hard Disk Cafe, and had recorded $15,600 in rental income for the quarter ended March 31, 2002.

On January 11, 2002, the Company agreed to sell Mr. Zwebner a car owned by the Company for $7,675.

Mr. Walker is the Chairman of the Board and a shareholder of Nevada Agency and Trust Company, the Company's transfer agent. During the quarter ended March 31, 2002, the Company incurred $865 in fees to Nevada Agency and Trust Company.

(6) Sale of assets

On March 15, 2002, we sold one of our retail stores in the New York City/New Jersey area for $20,000. Terms of the sale include a requirement that the new store owner utilize our telecommunication services for the remainder of 2002.

(7) Subsequent Events

During April 2002, payments from Hard Disk Cafe for rent totaled $4,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," "plans" or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

Investing in Talk Visual common stock involves a high degree of risk. See "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10KSB to read about factors you should consider before investing in Talk Visual common stock.


BUSINESS AND ORGANIZATION

Overview
--------

Our company, Talk Visual Corporation (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Retail Operations Division generates sales through our 10 stores in the greater New York City/New Jersey area and our Sales Division based in Miami, Florida generates sales through a variety of means including direct sales and agent partnerships.

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services"), pre-paid calling cards, videocalling services, money transfer services and international package delivery services.

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

General
-------

Given current economic conditions and the condition of the Company, management has undertaken multiple steps to increase the overall performance of the Company. Principally, management has sought to increase revenue while reducing cost of sales as a percentage of revenue and reducing overall operating costs. To this end, management has been focused on the following:

         - Consistently increasing revenue with the addition of new customers,
         - Developing current and additional relationships with key suppliers and vendors for better pricing,
         - Reviewing the results for each retail store and customer for profitability,
         - Redeploying  internal resources to areas which will allow the Company to quickly add new customers on an effective and efficient basis,
         - Reducing  overall  operating  costs at all levels within the Company,
           and
         - Improving the overall cash position of the Company by converting existing assets on the balance sheet to cash for working capital purposes.

During the quarter ended March 31, 2002, among other things, Talk Visual Corporation

         - Sold one of our retail stores due to its poor performance relative to the other 10 retail stores for $20,000,
         - Added 539 additional customers representing $200,000 of additional monthly revenue,
         - Added 11 additional agents to the Company's growing agent network
         - Added two new carriers as part of a larger effort to increase gross margin percentage,
         - Reduced overall operating costs by 14.7% in comparison to the quarter ended March 31, 2001, and
         - Completed the Alpha testing of a new billing and switch system which will allow the Company to more efficiently add new customers and effectively bill our growing customer base.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, compared to the three months ended March 31, 2001:

Revenue increased $0.90 million or 92.3% to $1.88 million for the quarter ended March 31, 2002, from $0.98 million for the quarter ended March 31, 2001. Almost 100% of this increase is due to sales increases by the Sales Division, which increased sales to $1.13 million up from $0.23 million for the quarter ended March 31, 2001. The Retail Operations Division, which consists of 10 stores operated by the Company in the New York City/New Jersey area, generated revenue of $0.75 million for the quarter ended March 31, 2002 compared to $0.74 million for the quarter ended March 31, 2001. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales increased $0.58 million or 73.0% to $1.36 million for the quarter ended March 31, 2002, from $0.78 million for the quarter ended March 31, 2001. Almost all of this increase is directly attributable to the increase in traffic volume in 2002 over 2001.

Gross Profit increased $0.33 million to $0.52 million for the quarter ended March 31, 2002, from $0.19 million for the quarter ended March 31, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 48.1% for the quarter ended March 31, 2002 compared to 108.4% for the quarter ended March 31, 2001. The amount of SG&A expenses incurred decreased $0.15 million or 14.7% to $0.9 million for the quarter ended March 31, 2002, from $1.05 million for the quarter ended March 31, 2001. The major elements of SG&A are as follows:
                                                   2002            2001
                                              ----------       -----------
          Salaries and benefits               $  379,135       $  422,531
          Travel                                  21,690           53,841
          Office, computer and maintenance       142,418          211,488
          Rents, licenses and other expenses     134,722          116,181
          Consultants                             65,340           76,088
          Legal and other professional            51,646          103,283
          Marketing and public relations         108,027           74,610
                                               ---------      -----------
                     Total                    $  902,978       $1,058,022
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001. Other expenses incurred were reduced for the quarter ended March 31, 2002 as part of cost reduction measures implemented by the Company.

Depreciation and Amortization expenses decreased $2,119 or 2.2% to $93,448 for the quarter ended March 31, 2002, from $95,567 for the quarter ended March 31, 2001. This decrease is due to the reduction in fixed assets following the closing of retail stores during 2001.

Loss from Operations decreased $0.48 million or 50.4% to $0.48 million for the quarter ended March 31, 2002, from $0.96 million for the quarter ended March 31, 2001 due to the increases in revenue and gross profit, and the decrease in overall operating expenses.

Other Expenses decreased $44,750 or 91.9% to $3,930 for the quarter ended March 31, 2002, from $48,680 for the quarter ended March 31, 2001. This decrease was mostly due to a charge of $51,000 due to the write down of equity securities during the quarter ended March 31, 2001.

Gain from Discontinued Operations increased $46,605 to $69,943 for the quarter ended March 31, 2002 from $23,338 for the quarter ended March 31, 2001. This increase is due to reduced expenses in operating the Company's remaining real estate property in Sacramento, California. Results for the quarter ended March 31, 2001 include expenses relating to the Company's property in Toronto, Canada, which was sold in June 2001.

Net Loss applicable to Common Shares decreased $0.58 million or 58.3% to $0.41 million for the quarter ended March 31, 2002, from $0.99 million for the quarter ended March 31, 2001 primarily due to the increases in revenues, increases in gross margin percentage and cost reductions implemented during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has incurred significant net losses and expects to continue to incur losses and have negative working capital for the first six months of 2002 after which the Company expects to generate positive cash flow from operations. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables until the operating activities generate sufficient cash flow to fund the Company.

The Company has an agreement with a major shareholder to repay amounts currently due to the Company or to provide sufficient alternative funds as required to cover short-term capital needs. The Company also expects to generate proceeds from the sale of its real estate property in Sacramento. Based upon the current cash utilization rate and management's plan for increased revenues and positive cash flow from operations in the second half of 2002, management believes that together with the commitment of funding from a major shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months

We had $14,537 in cash outflows from operating activities for the three months ended March 31, 2002, compared to cash outflows of $547,108 for the three months ended March 31, 2001. This decrease in outflows of $532,571 primarily resulted from the decrease in net loss for the quarter.

We had $59,793 in cash outflows from investing activities for the three months ended March 31, 2002, compared to cash outflows of $304,284 for the three months ended March 31, 2001. This decrease in outflows of $244,491 primarily resulted from the decrease in advances to related parties for the quarter.

Net cash from financing activities amounted to $56,500 for the three months ended March 31, 2002, and $950,276 for the three months ended March 31, 2001. This decrease of $893,776 primarily resulted from multiple stock sales under the Company's equity line of credit in the three months ended March 31, 2001, which did not occur in the three months ended March 31, 2002.

See pages 19-22 of our Annual Report on Form 10KSB for a description of the Company's critical accounting policies and estimates.

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

Date:  May 1, 2002           TALK VISUAL CORPORATION


                             /s/ HARLEY L. ROLLINS
                             ----------------------------
                             Harley L. Rollins President,
                             Chief Executive Officer
                             and Chief Financial Officer (principal
                             executive officer and principal
                             financial  and  accounting  officer)
                             and Director