Form 10QSB
period 2002-06-30
TALK VISUAL CORP
filed 2002-08-13
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB
                                -----------

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

                                     OR

       ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


            Nevada                                       95-4561156
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Suite 704
            Miami, Florida                                           33137
----------------------------------------                         ------------
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

                            Yes  [ X ]      No  [   ]

There were 149,216,741 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 5, 2002.

Transitional Small Business Disclosure Format (check one):
                            Yes  [   ]      No  [ X ]

                           TALK VISUAL CORPORATION

                                     INDEX

                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Balance Sheets at June 30, 2002 and
                December 31, 2001.                                       3

                Statements of Operations for the three months
                ended June 30, 2002 and 2001, and for the six
                months ended June 30, 2002 and 2001.                     5

                Statements of Cash Flows for the six
                months ended June 30, 2002 and 2001.                     6

                Notes to Condensed Financial Statements                  8

Item 2.     Management's Discussion and Analysis or Plan
            of Operations                                               10

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           14

Item 6.     Exhibits and Reports on Form 8-K                            14

Signatures                                                              15

                        EXHIBITS

Exhibit 11                                                              16

Exhibit 99.1                                                            17

                                TALK VISUAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,      DECEMBER 31,
                                                     2002            2001
                                                 -----------     ------------
                                                 (unaudited)

                                   ASSETS
                                   ------

CURRENT ASSETS

   Cash                                          $   190,878     $   323,928
   Accounts receivable, net of allowances
    for doubtful accounts of $33,050 and $8,050      414,461         261,489
   Advances to related parties                       296,164         345,714
   Other current assets                              116,290         117,905
   Assets held for sale, net of reserve
    for impairment of $2,581,986                   1,916,979       1,948,077
                                                  ----------      ----------
   Total current assets                            2,934,772       2,997,113

PROPERTY AND EQUIPMENT, net                          897,306         839,155

INVESTMENT IN EQUITY SECURITIES                      793,204         823,364

GOODWILL, net                                        579,170         663,750

OTHER ASSETS                                          92,277          83,483
                                                  ----------      ----------
   TOTAL ASSETS                                  $ 5,296,729     $ 5,406,865
                                                  ==========      ==========

            See notes to condensed consolidated financial statements.

                               TALK VISUAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,       DECEMBER 31,
                                                    2002             2001
                                                 -----------     -----------
                                                (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                 $   500,000      $   500,000
   Accounts payable                               2,345,763        1,704,627
   Accrued expenses                                 404,863          366,155
   Other current liabilities                        139,215           39,970
                                                 ----------       ----------
   Total current liabilities                      3,389,841        2,610,752

LONG-TERM DEBT,                                     289,700          439,700
                                                 ----------       ----------
   TOTAL LIABILITIES                              3,679,541        3,050,452
                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized; none issued or outstanding

   Common Stock, par value $.001 per share,
     500,000,000 shares authorized; 149,216,741 and
     136,895,987 shares issued and outstanding      149,217          136,896
   Additional paid in capital                    24,003,737       23,959,558
   Accumulated deficit                          (22,535,766)     (21,740,041)
                                                 ----------        ---------
   TOTAL STOCKHOLDERS' EQUITY                     1,617,188        2,356,413
                                                 ----------       ----------
       TOTAL                                    $ 5,296,729      $ 5,406,865
                                                 ==========       ==========

            See notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ---------------------------    ----------------------------
                                               2002            2001           2002              2001
                                           -----------      ----------    -----------       ----------
REVENUE
 Telecommunication sales and services      $ 2,178,230     $ 1,065,858     $ 4,055,701     $ 2,042,080

COSTS OF SALES AND SERVICES                  1,502,517         941,633       2,861,389       1,727,057
                                           -----------      ----------    -----------       ----------
GROSS PROFIT                                   675,713         124,225       1,194,312         315,023
                                           -----------      ----------    -----------       ----------
COSTS AND EXPENSES
 Selling, general and administrative           888,837       1,209,057      1,791,814        2,267,079
 Depreciation and amortization                  95,352          84,455        188,790          180,022
                                           -----------      ----------    -----------       ----------
Total costs and expenses                       984,189       1,293,512      1,980,604        2,447,101
                                           -----------      ----------    -----------       ----------
LOSS FROM OPERATIONS                          (308,476)     (1,169,287)      (786,292)      (2,132,078)
                                           -----------      ----------    -----------       ----------
OTHER INCOME (EXPENSE)
 Interest expense, net                         (11,250)        (11,961)       (22,501)         (20,029)
 Gain on disposal of property and equipment        --              --           7,321              --
 Foreign currency translation gain                 --              --             --            10,388
 Write down of equity securities                   --              --             --           (51,000)
                                           -----------      ----------    -----------       ----------
                                               (11,250)        (11,961)       (15,180)         (60,641)

LOSS FROM CONTINUING OPERATIONS               (319,726)     (1,181,248)      (801,472)      (2,192,719)

LOSS FROM DISCONTINUED OPERATIONS
 Income (loss) from discontinued operations    (64,196)        (43,180)         5,747          (19,842)
 (Loss) on sale of subsidiary                      --         (492,766)           --          (492,766)
                                           -----------      ----------    -----------       ----------
                                               (64,196)       (535,946)         5,747         (512,608)

NET LOSS                                   $  (383,922)    $(1,717,194)    $ (795,725)     $(2,705,327)
                                           ===========      ==========    ===========       ==========

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED FROM CONTINUING OPERATIONS(1)      $   (0.0021)    $   (0.0128)    $  (0.0054)     $   (0.0248)

DISCONTINUED OPERATIONS                        (0.0004)        (0.0058)       (0.0000)         (0.0058)
                                           -----------      ----------    -----------       ----------
NET LOSS                                   $   (0.0026)    $   (0.0187)    $  (0.0054)     $   (0.0306)
                                           ===========      ==========    ===========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD              149,216,741      91,992,573    148,465,151       88,537,758
                                           ===========      ==========    ===========       ==========

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month periods and six month periods ended June 30, 2002 and 2001.

            See notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                              2002           2001
                                                          ----------    -----------
Cash Flows From Operating Activities:
Net Loss                                                  $ (795,725)   $(2,705,327)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                              188,790        180,022
  Depreciation and amortization
    from discontinued operations                                 --          93,124
  Loss from discontinued operations                              --         493,955
  Write off of advances to foreign corporations                  --         358,333
  Write off of intangibles                                       --           5,089
  Issuance of common stock in exchange for services              --          50,000
  (Gain) loss on disposition of property and equipment        (7,070)        34,709
  Additional non-cash charges
    from discontinued operations                              28,110            --

Increase (decrease) in cash from changes in:

  Accounts receivable                                       (152,972)         3,727
  Other current assets                                        32,713         69,324
  Other assets and equity securities                          21,366         51,000
  Accounts payable                                           641,136        204,554
  Accrued expenses                                            38,708         64,441
  Other current liabilities                                  (50,754)        27,976
                                                          ----------    -----------
    Net Cash from Operating Activities                       (55,698)    (1,069,073)
                                                          ----------    -----------
Cash Flows from Investing Activities:

  Purchase of property and equipment                        (178,997)       (51,955)
  Advances to related parties                                 49,549            --
  Proceeds from sale of discontinued operations                  --         286,751
  Other                                                       (4,404)         5,746
                                                          ----------    -----------
    Net Cash from Investing Activities                      (133,852)       240,542
                                                          ----------    -----------


            See notes to condensed consolidated financial statements.


                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         SIX MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                              2002           2001
                                                          ----------    -----------
Cash Flows from Financing Activities:
  Payments on notes payable and long-term debt                   --         (14,461)
  Net proceeds from common stock transactions                 56,500        963,050
                                                          ----------    -----------
    Net Cash from Financing Activities                        56,500        948,589
                                                           ----------    -----------

Increase (decrease) in cash and cash equivalents            (133,050)       120,058
Cash and cash equivalents at beginning of period             323,928         69,996
                                                          ----------    -----------
Cash and cash equivalents at end of period                $  190,878     $  190,054
                                                          ==========    ===========




Supplemental disclosure of cash flow information:

a. Cash paid during the period for:

       interest                       $      --      $      --
                                       ---------      ---------
       income taxes                   $      755     $      800
                                       ---------      ---------

b. Noncash investing and financing transactions:

For the period ended June 30, 2001:

Conversion of note receivable in the amount of $462,841 from YAK Communications to an equity investment in YAK Communications.

Issuance of 1,103,448 shares of common stock in cancellation of accounts payable in the amount of $40,000, as part of a total issuance of 2,482,759 shares.

For the period ended June 30, 2002:

None

            See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(1) General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and June 30, 2001, and the cash flows for the six months ended June 30, 2002 and June 30, 2001 are included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2001, filed as part of our Annual Report on Form 10-KSB.

Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and six months ended June 30, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

(2) Financial Condition and Liquidity

Since inception, the Company has incurred significant net losses and negative working capital through the first six months of 2002. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables until the operating activities generate sufficient cash flow to fund the Company.

The company has an agreement with a significant shareholder to repay amounts currently due to the Company by December 31, 2002. The Company also expects to generate proceeds from the sale of its real estate in Sacramento, California. Based upon the current cash utilization rate and management's plan for increased revenues and positive cash flow from operations in the second half of 2002, management believes that together with the commitment of repayment from a significant shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.

(3) Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below:

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

(4) Discontinued Operations

Excluding the loss and estimated loss from discontinued operations, revenues and expenses from discontinued operations for the quarter ended June 30, 2002 were $322,820 and $387,016. Revenues and expenses from discontinued operations for the quarter ended June 30, 2001 were $301,770 and $330,168.

Following is summarized financial information for the discontinued operations:

                                                   2002                  2001
                                             ----------              ----------
Current assets                               $   -0-                 $   -0-
Total assets                                  6,200,000               6,200,000
Current liabilities                             367,346                 340,732
Total liabilities                             4,260,911               4,251,923
Net assets of discontinued operations         1,916,979               1,948,077

(5) Related Parties

Sacramento Results, Inc. (SRI), a wholly owned subsidiary of the Company, entered into a lease agreement with Hard Disc Cafe, Inc. during November 2000, pursuant to which Hard Disc Cafe rents commercial space from Sacramento Results at its property in Sacramento, California. Michael J. Zwebner, a significant shareholder and the former Chairman of the Board of Directors of the Company is the President and a director and stockholder of Hard Disc Cafe and Alexander Walker, Jr., a director of the Company is a stockholder of Hard Disc Cafe. The lease agreement provided for $15,600 in rental payments in the quarter ended June 30, 2002. As of June 30, 2002, Talk Visual had directly and through SRI advanced $233,825 to Hard Disc Cafe, Inc., including $15,600 in advances during the quarter ended June 30, 2002. As part of a termination and severance agreement dated June 20, 2002, with Mr. Zwebner, the Company forgave $81,710 of unpaid rent due from Hard Disc Cafe. In addition, Mr. Zwebner signed a promissory note for the remaining $152,115 owed to the Company from Hard Disc Cafe. The note bears an interest rate of 8%, is personally guaranteed by Mr. Zwebner and is due in full on or before December 31, 2002.

As part of Mr. Zwebner's termination and severance agreement dated June 20, 2002, with Talk Visual Corporation, Mr. Zwebner signed a promissory note for $93,094 which represents advances and other loans given to Mr. Zwebner during 1999 - 2001. The note bears an interest rate of 8%, is cross-guaranteed by the promissory note due from Hard Disc Cafe and is due in full on or before December 31, 2002. As consideration for prompt payment of the promissory notes due to the Company from Hard Disc Cafe and Mr. Zwebner, the Company agreed to issue Mr. Zwebner 4,000,000 shares of its common stock and 2,500,000 warrants if all amounts due are paid as agreed. The warrants issued expire on June 20, 2003 and have an exercise price of $0.025. No shares of common stock will be issued and the warrants are cancelable if payment is not received by the Company on or before December 31, 2002.

Mr. Walker is the Chairman of the Board and a shareholder of Nevada Agency and Trust Company, the Company's transfer agent. During the quarter ended June 30, 2002, the Company incurred no fees to Nevada Agency and Trust Company.

(6) Subsequent Events

On July 8, 2002, we sold one of our retail stores in the New York City/New Jersey area for $15,000. Terms of the sale include a requirement that the new store owner utilize our telecommunication services for the remainder of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING   STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," "plans" or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

Investing in Talk Visual common stock involves a high degree of risk. See "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10-KSB to read about factors you should consider before investing in Talk Visual common stock.

BUSINESS AND ORGANIZATION

Overview
--------

Our company, Talk Visual Corporation (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Retail Operations Division generates sales through our 9 stores in the greater New York City/New Jersey area and our Sales Division based in Miami, Florida generates sales through a variety of means including direct sales and agent partnerships.

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

         - Increasing revenue with the addition of new customers,

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

During the quarter ended June 30, 2002, among other things, Talk Visual Corporation

         - Added 581 customers representing approximately $170,000 of additional monthly revenue,

         - Added our first customers in the Southern California market,

         - Increased gross margin by 12.3% over the first quarter of 2002,

         - Added 8 agents to the Company's growing agent network

         - Added a new carrier as part of a larger effort to increase gross margin percentage,

         - Reduced overall operating costs by 26.5% in comparison to the quarter ended June 30, 2001,

         - Completed the Beta testing of a new billing and switch system which will allow the Company to more efficiently add new customers and effectively bill our growing customer base, and

         - Purchased a new switch for additional minute capacity and SS7 capability.

RESULTS OF OPERATIONS

For the three months ended June 30, 2002, compared to the three months ended June 30, 2001:

Revenue increased $1.11 million or 104.4% to $2.18 million for the quarter ended June 30, 2002, from $1.07 million for the quarter ended June 30, 2001. This sales growth is primarily due to the sales efforts by the Sales Division, which increased sales to $1.43 million up from $0.13 million for the quarter ended June 30, 2001. The Retail Operations Division, which consists of 9 stores operated by the Company in the New York City/New Jersey area, generated revenue of $0.75 million for the quarter ended June 30, 2002 compared to $0.94 million for the quarter ended June 30, 2001. The decrease in revenue for the Retail Operations Division is due to the sale of one store and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales increased $0.56 million or 59.6% to $1.50 million for the quarter ended June 30, 2002, from $0.94 million for the quarter ended June 30, 2001. This increase is directly attributable to the increase in traffic volume in 2002 over the comparable period in 2001.

Gross Profit increased $0.55 million to $0.68 million for the quarter ended June 30, 2002, from $0.13 million for the quarter ended June 30, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 40.8% for the quarter ended June 30, 2002 compared to 113.4% for the quarter ended June 30, 2001. The amount of SG&A expenses incurred decreased $0.32 million or 26.4% to $0.89 million for the quarter ended June 30, 2002, from $1.21 million for the quarter ended June 30, 2001. The major elements of SG&A are as follows:

                                                  2002             2001
                                               ---------        ---------
          Salaries and benefits               $  384,895       $  421,280
          Travel                                  28,615           60,740
          Office & all other                      94,974          372,362
          Rents, licenses and other expenses     143,105          144,038
          Consultants                             70,575           97,710
          Legal and other professional            33,790           71,099
          Sales & Marketing                      132,883           41,828
                                               ---------      -----------
                     Total                    $  888,837       $1,209,057
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001. Other expenses incurred were reduced for the quarter ended June 30, 2002 as part of cost reduction measures implemented by the Company and the elimination of advances to foreign subsidiaries.

Depreciation and Amortization expenses increased $10,897 or 12.9% to $95,352 for the quarter ended June 30, 2002, from $84,455 for the quarter ended June 30, 2001. This increase is due to additional purchases of property and equipment over the last 3 months.

Loss from Operations decreased $0.86 million or 73.6% to $0.31 million for the quarter ended June 30, 2002, from $1.17 million for the quarter ended June 30, 2001 due to the increases in revenue and gross profit, and the decrease in overall operating expenses.

Other Expenses decreased $711 or 5.9% to $11,250 for the quarter ended June 30, 2002, from $11,961 for the quarter ended June 30, 2001.

Loss from Discontinued Operations decreased $471,750 to $64,196 for the quarter ended June 30, 2002 from $535,946 for the quarter ended June 30, 2001. This decrease is primarily due to the sale of the Company's property in Toronto, Canada which was sold at a loss of $492,766 in June 2001.

Net Loss Applicable to Common Shares decreased $1.34 million or 77.6% to $0.38 million for the quarter ended June 30, 2002, from $1.72 million for the quarter ended June 30, 2001 primarily due to the increases in revenues, increase in gross margin percentage, cost reductions implemented and the reduction of losses from discontinued operations during 2002.

RESULTS OF OPERATIONS

For the six months ended June 30, 2002, compared to the six months ended June 30, 2001:

Revenue increased $2.02 million or 98.6% to $4.06 million for the six months ended June 30, 2002, from $2.04 million for the six months ended June 30, 2001. This sales growth is primarily due to the sales efforts by the Sales Division, which increased sales to $2.56 million up from $0.36 million for the six months ended June 30, 2001. The Retail Operations Division, which consists of 9 stores operated by the Company in the New York City/New Jersey area, generated revenue of $1.50 million for the six months ended June 30, 2002 compared to $1.68 million for the six months ended June 30, 2001. The decrease in revenue for the Retail Operations Division is due to the sale of one store and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales increased $1.13 million or 65.7% to $2.86 million for the six months ended June 30, 2002, from $1.73 million for the six months ended June 30, 2001. This increase is directly attributable to the increase in traffic volume in 2002 over the comparable period in 2001.

Gross Profit increased $0.88 million to $1.19 million for the six months ended June 30, 2002, from $0.31 million for the six months ended June 30, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 44.2% for the six months ended June 30, 2002 compared to 111.0% for the six months ended June 30, 2001. The amount of SG&A expenses incurred decreased $0.48 million or 21.0% to $1.79 million for the six months ended June 30, 2002, from $2.27 million for the six months ended June 30, 2001. The major elements of SG&A are as follows:

                                                  2002             2001
                                               ---------        ---------
          Salaries and benefits               $  764,030       $  843,811
          Travel                                  50,305          114,581
          Office & all other                     237,391          583,850
          Rents, licenses and other expenses     277,827          260,219
          Consultants                            135,915          173,798
          Legal and other professional            85,436          174,382
          Sales & Marketing                      240,910          116,438
                                               ---------      -----------
                     Total                    $1,791,814       $2,267,079
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001. Other expenses incurred were reduced for the six months ended June 30, 2002 as part of cost reduction measures implemented by the Company and the elimination of advances to foreign subsidiaries.

Depreciation and Amortization expenses increased $8,768 or 4.9% to $188,790 for the six months ended June 30, 2002, from $180,022 for the six months ended June 30, 2001. This increase is due to additional purchases of property and equipment over the last 6 months.

Loss from Operations decreased $1.35 million or 63.1% to $0.78 million for the six months ended June 30, 2002, from $2.13 million for the six months ended June 30, 2001 due to the increases in revenue and gross profit, and the decrease in overall operating expenses.

Other Expenses decreased $45,461 or 75.0% to $15,180 for the six months ended June 30, 2002, from $60,641 for the six months ended June 30, 2001. This decrease was mostly due to a charge of $51,000 due to the write-down of equity securities during the six months ended June 30, 2001.

Loss from Discontinued Operations decreased $518,355 to a gain of $5,747 for the six months ended June 30, 2002 from a loss of $512,608 for the six months ended June 30, 2001. This decrease is due to reduced expenses in operating the Company's remaining real estate property in Sacramento, California and the sale of the Company's property in Toronto, Canada which was sold at a loss of $492,766 in June 2001.

Net Loss Applicable to Common Shares decreased $1.91 million or 70.6% to $0.80 million for the six months ended June 30, 2002, from $2.71 million for the six months ended June 30, 2001 primarily due to the increases in revenues, increase in gross margin percentage, cost reductions implemented and the elimination of losses from discontinued operations during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has incurred significant net losses. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables until the operating activities generate sufficient cash flow to fund the Company's current operations and obligations from past periods.

The Company has an agreement with a significant shareholder to repay amounts currently due to the Company by December 31, 2002. The Company also expects to generate proceeds from the sale of its real estate in Sacramento, California. Based upon the current cash utilization rate and management's plan for increased revenues and positive cash flow from operations in the second half of 2002, management believes that together with the commitment of funding from a significant shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.

We had $55,698 in cash outflows from operating activities for the six months ended June 30, 2002, compared to cash outflows of $1,069,073 for the six months ended June 30, 2001. This decrease in outflows of $1,013,375 primarily resulted from the decrease in net loss from operations for the six months ended June 30, 2002.

We had $133,852 in cash outflows from investing activities for the six months ended June 30, 2002, compared to cash inflows of $240,542 for the six months ended June 30, 2001. This increase in outflows of $374,394 primarily resulted from the proceeds received from the sale of discontinued operations during the six months ended June 30, 2001 and the acquisition of a new switch during the six months ended June 30, 2002.

Net cash from financing activities amounted to $56,500 for the six months ended June 30, 2002, and $948,589 for the six months ended June 30, 2001. This decrease of $892,089 primarily resulted from multiple stock sales made under the Company's equity line of credit in the six months ended June 30, 2001, which did not occur in the six months ended June 30, 2002.

See pages 19-22 of our Annual Report on Form 10-KSB for a description of the Company's "Critical Accounting Policies and Estimates."

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future, which regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

         Exhibit 11 -  Computation  of  Weighted  Average  Common  Stock  Shares
                       Outstanding

         Exhibit 99.1 - Certification  Pursuant to 18 U.S.C.  Section  1350,  as
                        adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

     Severance Agreement and General Release dated June 20, 2002 between the Registrant and Michael Zwebner

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2002          TALK VISUAL CORPORATION


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

EXHIBIT 11

                               TALK VISUAL CORPORATION

COMPUTATION OF WEIGHTED AVERAGE
COMMON STOCK SHARES OUTSTANDING

                                               Total        Three Months      Six Months
                                               Number           Ended           Ended
                                              Of Shares    June 31, 2002    June 30, 2002
                                            -----------    -------------    -------------

Outstanding shares as of January 1, 2002    136,895,987     136,895,987      136,895,987

Issuance of common shares on 1/03/02         10,000,000      10,000,000        9,889,503

Sale of common shares on 2/20/02              2,320,754       2,320,754        1,679,662

                                            -----------     -----------      -----------

Total Weighted Average Shares Outstanding   149,216,741     149,216,741      148,465,151
                                            ===========     ===========      ===========


Net Loss                                                    $  (383,922)     $  (795,725)
                                                            ============     ============
Net Loss per common share (1)                               $   (0.0026)     $   (0.0054)



(1) The effect of common stock options and warrants are excluded from diluted earnings per share as their inclusion would be anti-dilutive for the three month and six month periods ended June 30, 2002