Form 10KSB/A
period 2001-12-31
TALK VISUAL CORP
filed 2002-09-25
CIK 1007367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

                                 AMENDMENT NO. 1
                                  ANNUAL REPORT

        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (No Fee  Required)  For the  transition  period
            from        to
                ------    ------

                                     0-28330
                                     -------
                             Commission file number

                             TALK VISUAL CORPORATION
                             -----------------------
                   (Exact name of registrant as specified in its charter)

            Nevada                                      95-4561156
            ------                                      ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

      3550 Biscayne Blvd. Suite 704
             Miami, Florida                                          33137
             --------------                                          -----
(Address of principal executive offices)                           (Zip Code)

                                       305-572-0575
                                       ------------
                   (Registrant's telephone number, including area code)

                                      Not Applicable
                                      --------------
               (Former name or former address, if changed since last report)


On March 29, 2002 Talk Visual Corporation filed its Form 10-KSB for the year ended December 31, 2001. Included in Item 7 - Financial statements and supplementary data on pages 29 and 30 were the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000. The statements as presented included typographical errors. However, the errors, once corrected, did not change the ending balances as presented at December 31, 2001. The corrected Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 are included as Exhibit 99.1 to this current report of Form 10-KSB/A.


Item 7. Financial Statements and Exhibits

Exhibit 99.1 - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 13, 2002    TALK VISUAL CORPORATION


                            /s/ HARLEY L. ROLLINS
                            --------------------------------------------------
                                Harley L. Rollins President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer) and Director