Form 10QSB
period 2002-09-30
TALK VISUAL CORP
filed 2002-11-18
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB
                                -----------

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

                                     OR

       ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                             TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


             Nevada                              95-4561156
          ------                              ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Ste 704
         Miami, Florida                           33137
     ---------------------------                 -------
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

                            Yes   X        No
                                -----          ------
There were 149,216,741 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 14, 2002.

Transitional Small Business Disclosure Format (check one):
                            Yes            No    X
                                -----          ------

                           TALK VISUAL CORPORATION

                                   INDEX
                                                                      Page No.
                                                                      --------
                        PART I - FINANCIAL INFORMATION

Item l.     Financial Statements (Unaudited):

                Balance Sheets at September 30, 2002 and
                December 31, 2001.                                        3

                Statements of Operations for the three
                months ended September 30, 2002 and 2001, and
                for the nine months ended September 30, 2002 and 2001.    5

                Statements of Cash Flows for the nine
                months ended September 30, 2002 and 2001.                 6

                Notes to Condensed Consolidated Financial Statements      8

Item 2.     Management's Discussion and Analysis or Plan
                of Operations                                            12

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                            17

Item 4.     Submission of Matters to a Vote of Security Holders          17

Item 6.     Exhibits and Reports on Form 8-K                             18

Signatures                                                               19

Certifications                                                           20


                                  EXHIBITS

Exhibit 11                                                               21

Exhibit 99.1                                                             22

                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2002            2001
                                                  ----------      ----------
                                                  (unaudited)

                                   ASSETS
CURRENT ASSETS
   Cash                                          $   144,985     $   323,928
   Accounts receivable, net of allowances
    for doubtful accounts of $33,050 and $8,050      435,417         261,489
   Notes receivable from stockholder                 239,621            -
   Advances to related parties                          -            345,714
   Other current assets                              165,291         117,905
   Assets held for sale, net of reserve
    for impairment of $2,581,986                   1,896,293       1,948,077
                                                  ----------      ----------
   Total current assets                            2,881,607       2,997,113

PROPERTY AND EQUIPMENT, net                          847,124         839,155

INVESTMENT IN EQUITY SECURITIES                      793,204         823,364

GOODWILL                                             226,575         663,750

OTHER ASSETS                                         142,861          83,483
                                                  ----------      ----------
   TOTAL ASSETS                                  $ 4,891,371     $ 5,406,865
                                                  ==========      ==========
            See condensed notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2001
                                                 ----------       ----------
                                                 (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                $   830,000      $   500,000
   Accounts payable                               2,115,974        1,704,627
   Accrued expenses                                 441,716          366,155
   Other current liabilities                        133,923           39,970
                                                 ----------       ----------
   Total current liabilities                      3,521,613        2,610,752

LONG-TERM DEBT                                      289,700          439,700
                                                 ----------       ----------
   TOTAL LIABILITIES                              3,811,313        3,050,452
                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized; none issued or outstanding

   Common  stock,  par value  $.001 per share,  500,000,000  shares  authorized;
     149,216,741 and
     136,895,987 shares issued and outstanding      149,217          136,896
   Additional paid in capital                    24,022,487       23,959,558
   Accumulated deficit                          (23,091,646)     (21,740,041)
                                                 ----------        ---------
   TOTAL STOCKHOLDERS' EQUITY                     1,080,058        2,356,413
                                                 ----------       ----------
       TOTAL                                    $ 4,891,371      $ 5,406,865
                                                 ==========       ==========
            See condensed notes to consolidated financial statements.


                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------     -----------------------------
                                                2002            2001             2002             2001
                                           -------------    -------------    -------------    -------------
REVENUE
 Telecommunication sales and services      $   1,849,101    $   1,469,070    $   5,904,801    $   3,511,150

COSTS OF SALES AND SERVICES                    1,355,230        1,213,585        4,216,619        2,940,642
                                           -------------    -------------    -------------    -------------
GROSS PROFIT                                     493,871          255,485        1,688,182          570,508
                                           -------------    -------------    -------------    -------------
COSTS AND EXPENSES
 Selling, general and administrative             910,107          970,988        2,701,921        3,238,067
 Depreciation and amortization                    63,176          101,023          251,966          281,045
                                           -------------    -------------    -------------    -------------
Total costs and expenses                         973,283        1,072,011        2,953,887        3,519,112
                                           -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                            (479,412)        (816,526)      (1,265,705)      (2,948,604)
                                           -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
 Interest expense, net                           (11,250)         (12,894)         (33,751)         (32,923)
 Gain (loss) on disposal of property
  and equipment                                   (4,642)            --              2,679             --
 Vendor settlement                               300,000             --            300,000             --
 Foreign currency translation gain                  --               --               --             10,388
 Write down of equity securities                    --               --               --            (51,000)
                                           -------------    -------------    -------------    -------------
                                                 284,108          (12,894)         268,928          (73,535)

LOSS FROM CONTINUING OPERATIONS                 (195,304)        (829,420)        (996,777)      (3,022,139)

LOSS FROM DISCONTINUED OPERATIONS
 Loss from discontinued operations               (21,368)         (47,409)         (15,620)         (67,251)
 Loss on sale of subsidiary                         --               --               --           (492,766)
                                           -------------    -------------    -------------    -------------
                                                 (21,368)         (47,409)         (15,620)        (560,017)

LOSS BEFORE EXTRAORDINARY ITEM
 AND CHANGE IN ACCOUNTING PRINCIPLE             (216,672)        (876,829)      (1,012,397)      (3,582,156)

 EXTRAORDINARY ITEM - Debt restructuring            --             72,068             --             72,068

 CHANGE IN ACCOUNTING PRINCIPLE -
  Goodwill impairment                               --               --           (339,208)            --
                                           -------------    -------------    -------------    -------------

NET LOSS                                   $    (216,672)   $    (804,761)   $  (1,351,605)   $  (3,510,088)
                                           =============    =============    =============    =============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED FROM CONTINUING OPERATIONS (1)     $      (0.001)   $      (0.008)   $      (0.007)   $      (0.032)

DISCONTINUED OPERATIONS                           (0.000)          (0.000)          (0.000)          (0.006)

EXTRAORDINARY ITEM                                  --              0.000             --              0.001

CHANGE IN ACCOUNTING PRINCIPLE                      --               --             (0.002)            --

                                           -------------    -------------    -------------    -------------
NET LOSS                                   $      (0.001)   $      (0.008)   $      (0.009)   $      (0.037)
                                           =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                149,216,741      102,871,003      148,718,434       93,427,319
                                           =============    =============    =============    =============

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month periods and nine month periods ended September 30, 2002 and 2001.

            See condensed notes to consolidated financial statements


                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                             2002           2001
                                                          -----------    -----------
Cash Flows From Operating Activities:

Net Loss                                                  $(1,351,605)   $(3,510,088)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                               251,966        402,766
 (Gain) loss on disposition of property and equipment          (2,679)        40,158
  Impairment of goodwill                                      339,208           --
  Loss from discontinued operations                            15,620        493,955
  Write off of advances to foreign corporations                  --          474,653
  Write off of intangibles                                       --            5,089
  Issuance of common stock in exchange for services              --           53,900
  Write down of investments                                      --           51,000
 (Gain) loss on debt exchange                                    --          (72,068)
  Amortization of loan costs
    from discontinued operations                               42,165           --

Increase (decrease) in cash from changes in:
  Accounts receivable                                        (173,928)       (95,755)
  Other current assets                                          4,398         81,740
  Other assets                                                (29,218)          --
  Accounts payable                                            411,347        529,589
  Accrued expenses                                             54,782        138,254
  Other current liabilities                                   (56,047)       209,998
                                                          -----------    -----------
    Net Cash Used in Operating Activities                    (493,991)    (1,196,809)
                                                          -----------    -----------
Cash Flows from Investing Activities:

  Purchases of property and equipment                        (197,545)      (121,373)
  Advances to related parties                                 106,093        (23,006)
  Proceeds from sale of discontinued operations                  --          286,751
                                                          -----------    -----------
    Net Cash Provided by (used in) Investing Activities       (91,452)       142,372
                                                          -----------    -----------

            See condensed notes to consolidated financial statements

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     2002           2001
                                                 -----------    -----------
Cash Flows from Financing Activities:

  Payments on notes payable and long-term debt          --          (22,035)
  Net proceeds from note payable                     350,000           --
  Net proceeds from common stock transactions         56,500      1,189,833
                                                 -----------    -----------
    Net Cash Provided by Financing Activities        406,500      1,167,798
                                                 -----------    -----------

Increase (decrease) in cash                         (178,943)       113,361
Cash at beginning of period                          323,928         69,996
                                                 -----------    -----------
Cash at end of period                            $   144,985    $   183,357
                                                 ===========    ===========

                 See notes to consolidated financial statements

                             TALK VISUAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and September 30, 2001, and the cash flows for the nine months ended September 30, 2002 and September 30, 2001 are included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2001, filed as part of our Annual Report on Form 10-KSB.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The effective tax rate for the nine months ended September 30, 2002, differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance.

Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and nine months ended September 30, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

                             TALK VISUAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In June 2001,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and defines the criteria used to identify intangible assets to be recognized apart from goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassed from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company had a transitional impairment of goodwill and recognized a transition adjustment of $339,208 upon adoption as of January 1, 2002. The Company believes that the new value fairly represents the value of the goodwill in the consolidated financial statements. A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 142 is provided below:


                                                NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------     -----------------------------
                                                      2002            2001             2002             2001
                                                --------------    --------------    ------------    ------------
Reported net loss                               $   (1,351,605)   $   (3,510,088)   $   (216,672)   $   (804,761)
Add back goodwill amortization                            --              66,375            --            22,125
                                                --------------    --------------    ------------    ------------
Adjusted net loss                               $   (1,351,605)   $   (3,443,713)   $   (216,672)   $   (782,636)
                                                ==============    ==============    ============    ============

Reported basic and diluted net loss per share   $       (0.009)   $       (0.038)   $     (0.001)   $     (0.008)
Add back goodwill amortization                            --               0.001            --             0.000
                                                --------------    --------------    ------------    ------------
Adjusted basic and diluted net loss per share   $       (0.009)   $       (0.037)   $     (0.001)   $     (0.008)
                                                ==============    ==============    ============    ============

In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management believes adoption of this statement will not have a material effect on the financial statements of the company.

In April 2002, the FASB issued SFAS No. 145, rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminated an inconsistency between required accounting for certain sale-leaseback transactions and provided for other technical corrections. Management believes adoption of this statement will not have a material effect on the financial statements of the company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company. Management believes adoption of this statement will not have a material effect on the financial statements of the company.

Note 3. Financial Condition and Liquidity

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since inception, the Company has incurred significant net losses and negative working capital. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables until the operating activities generate sufficient cash flow to fund the Company.

The Company has an agreement with a major shareholder to repay amounts currently due to the Company by December 31, 2002. The Company also expects to generate proceeds from the sale of its real estate property in Sacramento, California. Based upon the current cash utilization rate, the Company's ability to secure short-term operating capital and management's plan for increased revenues and positive cash flow from operations, management believes that together with the commitment of repayment from a major shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.

On September 10, 2002, the Company entered into a loan and security agreement for $350,000. All the underlying assets of the Company and its subsidiaries secure the loan. The loan is due and payable in 12 monthly installments of principal and interest through September 30, 2003. The note bears interest at a rate of 15% per annum and the Company issued 2,000,000 warrants at an exercise price of $.001 per warrant in connection with the loan.

On September 30, 2002, the Company entered into a loan extension agreement with a current note holder. In lieu of a higher interest rate or default penalties, the Company agreed to pay a $50,000 fee when the note is repaid. Additionally, the Company agreed to issue 2,000,000 shares of its common stock to satisfy initial terms of the note which required the Company to issue $100,000 of its common stock which it previously had not done. The Company has until the earlier of the sale of the Sacramento property or December 31, 2002 to repay the note.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002                                 $663,750
Transitional impairment loss                                  (339,208)
Goodwill written off related to sale of business units         (97,967)
                                                               --------
Balance as of September 30, 2002                              $226,575
                                                               ========

Due to price competition and general economic conditions within the telecommunications industry, operating profits and cash flows related to the call shop reporting unit have been lower than expected. Based on these conditions and the change in accounting principle discussed in Note 2, the Company has recognized transitional impairment of $339,208 related to the call shop reporting unit. The fair value of the reporting unit was determined using recent sales of two units within the call shop reporting unit.

Note 5.  Recent  Sale of Equity  Securities.

The Company has issued and sold unregistered securities that have not been previously reported as set forth below:

Between January 11, 2002 and February 12, 2002, the Company sold 2,320,754 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement with Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase an additional 1,160,377 shares of common stock at an exercise price of $0.0269 until March 15, 2002 in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Note 6. Vendor Settlement

During the quarter ended September 30, 2002, the Company settled an outstanding payable with a vendor in bankruptcy. In connection with this settlement, the Company recorded other income of approximately $300,000.

Note 7. Discontinued Operations

Excluding the loss and estimated loss from discontinued operations, revenues and expenses from discontinued operations for the quarter ended September 30, 2002 were $304,434 and $325,802,respectively. Revenues and expenses from discontinued operations for the quarter ended September 30, 2001 were $281,146 and $328,555, respectively.

Following is summarized financial information for the discontinued operations:

                                                 2002                    2001
                                                 ----                    ----
Current assets                               $   -0-                $    -0-
Total assets                                  6,200,000               6,200,000
Current liabilities                             381,726                 340,732
Total liabilities                             4,303,707               4,251,923
Net assets of discontinued operations         1,896,293               1,948,077

Note 8. Related Parties

Michael J. Zwebner, a major shareholder and the former Chairman of the Board of Directors of the Company is the President and a director and stockholder of Hard Disc Cafe, Inc. As of September 30, 2002, Talk Visual had directly and through SRI advanced $233,825 to Hard Disc Cafe, Inc. As part of a termination and severance agreement dated June 20, 2002, with Mr. Zwebner, the Company forgave $81,710 of unpaid rent due from Hard Disc Cafe. In addition, Mr. Zwebner signed a promissory note for the remaining $152,115 owed to the Company from Hard Disc Cafe. The note bears an interest rate of 8.0%, is personally guaranteed by Mr. Zwebner and is due in full on or before December 31, 2002.

As part of Mr. Zwebner's termination and severance agreement dated June 20, 2002, with Talk Visual Corporation, Mr. Zwebner signed a promissory note for $93,094 which represents advances and other loans given to Mr. Zwebner during the period from 1999 - 2001. The note bears an interest rate of 8.0%, is cross defaulted by the promissory note due from Hard Disc Cafe and is due in full on or before December 31, 2002. As consideration for timely payment of the promissory notes due to the Company from Hard Disc Cafe and Mr. Zwebner, the Company agreed to issue Mr. Zwebner 4,000,000 shares of its common stock and 2,500,000 warrants if all amounts due are paid as agreed. The warrants issued expire on June 20, 2003 and have a exercise price of $0.025. No shares of common stock will be issued and the warrants are cancelable, if payment is not received by the Company on or before December 31, 2002.

Note 9. Subsequent Events

On October 28, 2002, the Company entered into a Carrier Sales Agreement with Communication Technologies Incorporated. The agreement calls for an annual minimum charge of $1,500,000. In addition, the Company received a credit advance of $150,000 which is to be repaid by March 15, 2003. The minimum charges associated with this agreement can be waived if quality service is not available or if the Company experiences a significant business downturn.

Between November 1 and November 14, 2002, the Company received 3,150,000 shares of its common stock into treasury for future cancellation. The Company had requested the return of these shares because the agreed upon consideration was never received,


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of Talk Visual Corporation, and the related notes to the Financial Statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001, and the Condensed Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in this quarterly report on Form 10-QSB. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTSExcept for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," "plans" or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, demand for the Company's products and services, competition from larger and/or more experienced telecommunications providers, the Company's ability to continue to develop its market, general economic conditions, government regulation, and other factors that may be more fully described in the Company's periodic filings with the Securities and Exchange Commission. Forward-looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

Investing in Talk Visual common stock involves a high degree of risk. See "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10-KSB to read about factors you should consider before investing in Talk Visual common stock.

BUSINESS AND ORGANIZATION

Overview

Our company, Talk Visual Corporation (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Retail Operations Division generates sales through our nine stores in the greater New York City/New Jersey area and our Sales
Division based in Miami, Florida generates sales through a variety of means including direct sales and agent partnerships.

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services"), pre-paid calling cards, videocalling services, money transfer and money order services, internet services and international package delivery services.

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

During the quarter ended September 30, 2002, among other things, Talk Visual Corporation

   - Added 726 customers representing approximately $180,000 of additional monthly revenue,

   -     Added 18 agents to the Company's growing agent network

   - Began the migration of our network to a lower cost and higher quality provider, and

   - Issued the first invoices associated with our new billing and switch system which will allow the Company to more efficiently add new customers and effectively bill our growing customer base.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002, compared to the three months ended September 30, 2001:

Revenue increased $0.38 million or 25.9% to $1.85 million for the quarter ended September 30, 2002, from $1.47 million for the quarter ended September 30, 2001. This increase is due to sales increases by the Sales Division, which increased sales to $1.21 million up from $0.46 million for the quarter ended September 30, 2001. The Retail Operations Division, which consists of nine stores operated by the Company in the New York City/New Jersey area, generated revenue of $.73 million for the quarter ended September 30, 2002 compared to $1.01 million for the quarter ended September 30, 2001. The decrease in revenue for the Retail Operations Division is due to the sale of two stores and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales increased $0.14 million or 11.7% to $1.36 million for the quarter ended September 30, 2002, from $1.21 million for the quarter ended September 30, 2001. This increase is directly attributable to the increase in traffic volume in 2002 over 2001.

Gross Profit increased $0.24 million to $0.49 million for the quarter ended September 30, 2002, from $0.26 million for the quarter ended September 30, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 49.2% for the quarter ended September 30, 2002 compared to 66.1% for the quarter ended September 30, 2001. The amount of SG&A expenses incurred decreased $0.06 million or 6.3% to $0.91 million for the quarter ended September 30, 2002, from $0.97 million for the quarter ended September 30, 2001. The major elements of SG&A are as follows:

                                                  2002            2001
                                               ---------      -----------
          Salaries and benefits               $  350,549       $  421,361
          Auto and travel expenses                25,451           40,239
          Office & all other expenses            140,012          218,734
          Rent and lease expenses                139,988          137,989
          Consultants                             86,606           53,079
          Professional fees                       42,384           26,558
          Sales & marketing                      125,117           73,028
                                               ---------      -----------
                     Total                    $  910,107       $  970,988
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001. Other expenses incurred were reduced for the quarter ended September 30, 2002 as part of cost reduction measures implemented by the Company and the elimination of advances to foreign subsidiaries.

Depreciation and Amortization expenses decreased $37,847 or 37.5% to $63,176 for the quarter ended September 30, 2002, from $101,023 for the quarter ended September 30, 2001. This decrease is primarily due to the change in amortization of goodwill in accordance with SFAS No. 142 as discussed in the Notes to Financial Statements under New Accounting Pronouncements.

Loss from Operations decreased $0.34 million or 41.3% to $0.48 million for the quarter ended September 30, 2002, from $0.82 million for the quarter ended September 30, 2001 due to the increases in revenue and gross profit, and the decrease in overall operating expenses.

Other Income (Expenses) increased $0.30 million to $284,108 for the quarter ended September 30, 2002, from ($12,894) for the quarter ended September 30, 2001 primarily due to the settlement of a vendor payable.

Loss from Discontinued Operations decreased $26,041 to $21,368 for the quarter ended September 30, 2002 from $47,409 for the quarter ended September 30, 2001. This decrease is due to reduced expenses in operating the Company's real estate property in Sacramento, California.

Net Loss Applicable to Common Shares decreased $0.58 million or 73.1% to $0.22 million for the quarter ended September 30, 2002, from $0.80 million for the quarter ended September 30, 2001 primarily due to the increases in revenues, increase in gross margin percentage, cost reductions implemented and the reduction of losses from discontinued operations during 2002.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001:

Revenue increased $2.39 million or 68.2% to $5.90 million for the nine months ended September 30, 2002, from $3.51 million for the nine months ended September 30, 2001. This increase is due to sales increases by the Sales Division, which increased sales to $3.68 million up from $0.82 million for the nine months ended September 30, 2001. The Retail Operations Division, which consists of nine stores operated by the Company in the New York City/New Jersey area, generated revenue of $2.22 million for the nine months ended September 30, 2002 compared to $2.69 million for the nine months ended September 30, 2001. The decrease in revenue for the Retail Operations Division is due to the sale of two stores and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales increased $1.28 million or 43.4% to $4.22 million for the nine months ended September 30, 2002, from $2.94 million for the nine months ended September 30, 2001. This increase is directly attributable to the increase in traffic volume in 2002 over 2001.

Gross Profit increased $1.12 million to $1.69 million for the nine months ended September 30, 2002, from $0.57 million for the nine months ended September 30, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 45.8% for the nine months ended September 30, 2002, compared to 92.2% for the nine months ended September 30, 2001. The amount of SG&A expenses incurred decreased $0.54 million or 16.6% to $2.70 million for the nine months ended September 30, 2002, from $3.24 million for the nine months ended September 30, 2001. The major elements of SG&A are as follows:

                                                  2002            2001
                                               ---------      -----------
          Salaries and benefits               $1,114,579       $1,539,793
          Auto and travel expenses                75,756          164,884
          Office & all other expenses            377,404          491,323
          Rent and lease expenses                417,816          443,497
          Consultants                            222,520          226,877
          Professional fees                      127,820          186,044
          Sales & marketing                      366,026          185,649
                                               ---------      -----------
                     Total                    $2,701,921       $3,238,067
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001. Other expenses incurred were reduced for the nine months ended September 30, 2002 as part of cost reduction measures implemented by the Company and the elimination of advances to foreign subsidiaries.

Depreciation and Amortization expenses decreased $29,079 or 10.3% to $251,966 for the nine months ended September 30, 2002, from $281,045 for the nine months ended September 30, 2001. This decrease is primarily due to the change in amortization of goodwill in accordance with SFAS No. 142 as discussed in the Notes to Financial Statements under New Accounting Pronouncements.

Loss from Operations decreased $1.68 million or 57.1% to $1.27 million for the nine months ended September 30, 2002, from $2.95 million for the nine months ended September 30, 2001 due to the increases in revenue and gross profit, and the decrease in overall operating expenses.

Other Income (Expenses) increased $0.34 million to $268,928 for the nine months ended September 30, 2002, from ($73,535) for the nine months ended September 30, 2001 primarily due to the settlement of a vendor payable.

Loss from Discontinued Operations decreased $544,397 to $15,620 for the nine months ended September 30, 2002 from a loss of $560,017 for the nine months ended September 30, 2001. This decrease is due to reduced expenses in operating the Company's real estate property in Sacramento, California and the sale of the Company's property in Toronto, Canada which was sold at a loss of $492,766 in June 2001.

Net Loss Applicable to Common Shares decreased $2.16 million or 61.5% to $1.35 million for the nine months ended September 30, 2002, from $3.51 million for the nine months ended September 30, 2001 primarily due to the increases in revenues, increase in gross margin percentage, cost reductions implemented and the elimination of losses from discontinued operations during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has incurred significant net losses. The Company is dependent on continuing telecommunication product sales, proceeds from discontinued operations and the collection of related party receivables to fund the Company's current operations and obligations from past periods.

The Company has an agreement with a major shareholder to repay amounts currently due to the Company by December 31, 2002. The Company also expects to generate proceeds from the sale of its real estate property in Sacramento, California. Based upon the current cash utilization rate and management's plan for increased revenues and positive cash flow from operations in the second half of 2002, management believes that together with the commitment of funding from a major shareholder and the proceeds from the sale of its real estate operations in Sacramento, there should be sufficient capital reserves to meet the needs of the Company for the next twelve months.

We had $493,991 in cash outflows from operating activities for the nine months ended September 30, 2002, compared to cash outflows of $1,196,809 for the nine months ended September 30, 2001. This decrease in outflows of $702,818 primarily resulted from the decrease in net loss from operations for the nine months ended September 30, 2002.

We had $91,452 in cash outflows from investing activities for the nine months ended September 30, 2002, compared to cash inflows of $142,372 for the nine months ended September 30, 2001. This increase in outflows of $233,824 primarily resulted from the proceeds received from the sale of discontinued operations during the nine months ended September 30, 2001 and the acquisition of a new switch during the nine months ended September 30, 2002.

Net cash from financing activities amounted to $406,500 for the nine months ended September 30, 2002, and $1,167,798 for the nine months ended September 30, 2001. This decrease of $761,298 primarily resulted from multiple stock sales made under the Company's equity line of credit in the nine months ended September 30, 2001, which did not occur in the nine months ended September 30, 2002.

See pages 19-22 of our Annual Report on Form 10-KSB for a description of the Company's "Critical Accounting Policies and Estimates."

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal financial officers.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on August 12, 2002.

     The directors elected at the meeting were:

                                             For        Withheld
                                        ------------  ------------
         Harley L. Rollins               124,697,468    2,210,399
         Andrew T. Silber                123,699,653    3,066,674
         Clinton H. Snyder               124,577,583    2,188,744
         Rodney W. Sturm                 124,614,053    2,152,274
         Joseph A. Guzman                124,598,168    2,168,159

     Approval of the amendment to the Articles of Incorporation giving the Board of Directors the authority to effect a reverse split of the Company's common stock without having to correspondingly reduce the number of authorized shares of common stock:

                                For          Against        Withheld
                            ------------  --------------  ------------
                            108,730,438    17,906,023        129,866

     Ratification of the selection of Mayer Rispler & Company, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2002:

                                For          Against        Withheld
                            ------------  --------------  ------------
                            124,521,513     1,343,614        901,200

     Approval of an amendment to the Company's 1995 Stock Option/Stock Issuance Plan to increase the number of common shares available for issuance by an additional 15,000,000:

                                For          Against        Withheld
                            ------------  --------------  ------------
                             17,123,692    16,881,847        204,651

The foregoing matters are described in detail in the Company's proxy statement dated June 28, 2002 for the 2002 Annual Meeting of Stockholders.

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

Date: November 14, 2002       TALK VISUAL CORPORATION


                       /s/ HARLEY L. ROLLINS
                       ------------------------------------------------------
                           Harley L. Rollins
                           President,  Chief Executive    Officer
                           and Chief FinancialOfficer
                           (principal executive   officer
                           and principal financial and accounting officer) and Director

                                 CERTIFICATIONS

I, Harley L. Rollins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Talk Visual Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                          /s/ HARLEY L. ROLLINS
                                                 -----------------------------
                                                     Harley L. Rollins
                                                     Chief Executive Officer &
                                                     Chief Financial Officer