Form 10KSB
period 2002-12-31
TALK VISUAL CORP
filed 2003-04-15
CIK 1007367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

State issuer's  revenues for its most recent fiscal year.  $7,409,593

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 28, 2003 was: $1,715,732.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock,$.001 par value; 148,725,141 shares as of March 28, 2003.

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

                      Documents incorporated by reference:

     Document                                  Item (s) Into Which Incorporated
  -------------                                --------------------------------

     None

Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]  No [X]

                            TALK VISUAL CORPORATION

                                  Form 10-KSB

Table of Contents

Part I.                                                              Page No.
                                                                     --------

   Item 1.         Description of business                                  4
   Item 2.         Description of property                                 10
   Item 3.         Legal proceedings                                       11
   Item 4.         Submission of matters to vote of security holders       11

Part II.
   Item 5.         Market for registrant's common equity and related
                     stockholder matters                                   11
   Item 6.         Management's discussion and analysis of financial
                     condition and results of operations                   13
   Item 7.         Financial statements                                    26
                     (see table of contents, page 23)
   Item 8.         Changes in and disagreements with accountants on
                     accounting and financial disclosure                   49

Part III.
   Item 9.         Directors and executive officers of the registrant      49
   Item 10.        Executive compensation                                  50
   Item 11.        Security ownership of certain beneficial owners and
                     management                                            53
   Item 12.        Certain relationships and related transactions          54
   Item 13.        Exhibits and reports on Form 8-K                        56
   Item 14.        Controls and procedures                                 57

                                     PART I

Introductory Statement
----------------------

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the registrant "expects", "estimates", "anticipates", "believes", "plans", "projects" or "intends" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, and actual results may differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to:

  - our ability to effectively manage its various businesses in a rapidly changing environment;
  - the timing of new product introductions;
  - retail acceptance our products;
  - our  ability to adapt and expand its product  offerings;
  - the cost of, and demand for, customer service and technical  support;
  - price pressures in the competitive  environment;
  - the consummation of possible acquisitions;  and
  - our ability to integrate acquired operations into our existing business and manage growth.

Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

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

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services") as well as, pre-paid calling cards, internet services, money transfer services, money order services and international package delivery.

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

Based on recent changes within the telecommunications industry and previous investment, we believe that we will be able to continue to generate sales from our Retail Operations Division as well as provide both cost-competitive pricing and superior quality service to business customers through our Sales Division on a cost effective basis. This is due to several factors. First, the capital expenditure required to efficiently run a telephony network has greatly decreased due to excess equipment available in the market. Second, the systems currently installed by the Company or generally available allow the Company to operate extremely efficiently. Third, our volume of voice minutes allows for effective negotiations with suppliers on voice product pricing. Finally, management believes that we are well positioned to generate high growth in sales as a successful commercial telecommunications sales operation.

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

Overview
--------

Our first products and services offered in 1999 were the sale of videocalling services and the resale of videocalling equipment. During 2000, we expanded our videocalling network internationally, increased the number of shops we operated to 4 and increased our customer base and product offering primarily through the acquisition of 11 telephone call shops in the greater New York City/New Jersey area. During 2001 and 2002, we closed or sold several of our call shops except for nine stores operating in the New York City/New Jersey area (our Retail Operations Division), discontinued our agreements with our international videocalling partners and began to focus heavily on the Latin expatriate community's requirements for business and residential telecommunication services (our Sales Division).

Retail Operations Division
--------------------------

We introduced our first retail stores in early 1999 and began providing service to Company-owned locations by July 1999. We acquired 11 telephone call shops in the greater New York City/New Jersey area in June 2000. During fiscal year 2001 we enabled most of our greater New York City/New Jersey shops with videocalling capability. Additionally, during 2001, we closed all Company-owned locations not located in the greater New York/New Jersey area in an effort to increase profitability. During 2002, we sold two stores that were unprofitable and began to look at opportunities to divest our Retail Operations Division and focus squarely on our Sales Division.

We sell some or all of the following products and services at our nine retail stores:

              o Telephone calls ("call-shop services"),
              o International package delivery,
              o Money transfer services,
              o Internet services,
              o Money order services, and
              o Prepaid phone cards and prepaid residential services.

Our retail stores are connected to our Miami, Florida hub via a network of local T-1's and interstate transport. This network design allows each store to operate independently with the center of the network located at the Miami switch.

In addition to selling our own prepaid phone cards, we purchase and resell prepaid phone cards from a few selected vendors. We have carefully examined and tested the quality of suppliers and use only premier products. In addition, we have adopted measures to attempt to ensure that only phone cards with full value are provided to our customers in the retail stores.

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

Sales Division
--------------

Our Sales Division consists of a Direct Sales Group and a Dealer Sales Group. Each sales group represents specific products and target markets within the telecommunications market. Our network design allows us to provide domestic and international long distance service to businesses, residential accounts, independent call shops and resale carriers for use of our service anywhere within the continental United States. Descriptions of the Direct Sales Group and the Dealer Sales Group are as follows:

o Direct Sales: Sales are generated by an internal sales force that sells directly to businesses, residential customers and call shops. This group consists of individual employees with monthly sales targets who are compensated with a base salary plus commission. New customer sales are generated through "cold calling" efforts, direct marketing, trade shows and existing client referrals. The primary service sold is domestic and international long distance, with specific focus on business customers with substantial international traffic and ethnic residential customers. Additionally, our Direct Sales force sells our EZ-Global Call and Pre-Paid Calling Card services.

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

SALES, MARKETING AND DISTRIBUTION
---------------------------------

Our agreement with a major carrier provides us with national transport capability and enables us to transport calls from any origination point in the continental United States via Pseudo CIC (Carrier Interexchange Code), to our switch in Miami. This transport method substantially enhances our ability to expand our geographic sales market and acquire new call shop, business and residential customers. We have created new competitive rate plans for business and residential customers to help us compete in a highly competitive market while securing adequate margins.

Our current and potential target markets are outlined below:

o Business: Our business marketing targets small and medium-sized businesses with significant international long distance traffic. We believe that businesses will continue to be attracted to our services due to our competitive pricing, quality international routes, simplified billing and multilingual customer service.

o Residential: Our residential marketing strategy targets ethnic residential customers who generate high international long distance traffic. We believe these customers are attracted to our residential service because of significant price savings, quality international routes, easy-to-understand billing and multilingual customer service.

o Call Shops: Our call shop marketing strategy targets retail call shop locations and money transfer companies located primarily in the ethnic communities of South Florida, New York and New Jersey. We believe these customers will continue to be attracted to our specialized call shop service because of our competitive pricing, quality routes, multilingual staff, market understanding and reputation within this specialized area.

o Wireless: Our wireless marketing targets personal wireless users and small and medium-sized businesses that make international long distance calls from their wireless phones. We believe customers will continue to use and be attracted to our service due to significant price savings per minute, convenience, ease of use and access, quality international routes and multilingual customer service.

o Our Carrier Sales focuses on a small number of customers who currently resell international long distance services through switchless methods and have the need for quality routes and competitive international pricing to reduce their underlying costs. Our network design and transport agreement give resellers the ability to access our switch directly, purchase minutes and utilize our network and rates.

o Our Web Sales give us the ability to reach customers in areas where we do not have a direct or dealer sales presence. Our Web Sales Group offers customers the option of accessing the Company and our services via a new web site. Ordering via a web site is a low cost method of acquisition and offers an easy, informative and convenient way for existing and potential customers to order our products and services.

During 2002, we entered the Los Angeles marketplace and plan to enter other geographic areas with high expatriate concentrations.

CUSTOMERS
---------

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

Retail Operations Division - Our Retail Operations Division's customers consist primarily of ethnic customers who generate high international long distance traffic volumes. We believe our pricing, network quality and location in and around the greater New York City/New Jersey area will help us maintain the number of customers and revenue from these stores.

For the year ended December 31, 2002, our sales totaled $7,409,593, with $2,907,115 attributable to our Retail Operations Division and $4,502,478 attributable to our Sales Division.

COMPETITION
-----------

The international market for telecommunications is highly competitive and subject to factors such as regulatory change, new technological advances and the sales plans of several large industry carriers. Many of our competitors are significantly larger than us and have significantly greater network and financial resources than we do.

Additionally, as deregulation continues within the United States and internationally, we will face competition from the regional Bell operating companies as well as foreign entrants into the U.S. marketplace. The United States marketplace is the most competitive and deregulated telecommunications market in the world, with competition based primarily on price and network quality. AT&T is the largest supplier of long distance, with MCI/WorldCom and Sprint being the next largest carriers. We also face competition from smaller companies who target the same type of customers we do. This type of competition can be from small companies with a switch or from switchless resellers who purchase minutes from larger carriers.

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

Regulation of the telecommunications industry is constantly changing. We are unable to predict what new regulations the Federal Communications Commission ("FCC") and other regulatory agencies will enact that may affect us. Although we believe that present regulatory decisions are directed at increasing deregulation and will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us.

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

REAL ESTATE OPERATIONS
----------------------

As more fully described below under "Item 2. Description of Property", during 2002 we continued to own and operate, through one of our wholly-owned subsidiaries, certain real estate located in Sacramento, California. In 2001, we decided to sell all of our real estate properties. We sold our real estate property located in Toronto, Ontario, Canada in June 2001, and we decided in December 2001 to look for a buyer for our property located in Sacramento. On February 26, 2003, we completed the sale of our property in Sacramento.

EMPLOYEES
---------

As of December 31, 2002, we had a total of 51 full-time employees and three part-time employees. Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTIOM OF PROPERTY

We lease space at nine retail locations and at our principal headquarters in Miami, Florida. The Miami location serves as the core sales, support and marketing facility headquarters for our executive, engineering, sales, human resources and finance personnel. The following is a listing of the significant leased facilities:

         Location                      Square Footage       Expiration Date
--------------------------------       --------------       ---------------

Miami, Florida - Headquarters              5,702             June 30, 2007

Miami, Florida - 1 Retail store            2,326           August 31, 2005

New York, New York and
 Hudson County, New Jersey                                 various through
 9 Retail Stores                          12,300        September 30, 2007

Through one of our wholly-owned subsidiaries, we also own certain commercial real estate. In 1999, we acquired a 119,100 square foot, two-story, strip center retail and office complex located in Sacramento, California with the acquisition of Sacramento Results, Inc. In 2001, we decided to look for a buyer for this property and completed the sale on February 26, 2003.

For federal tax purposes, the basis in the property is the acquisition price paid by Sacramento Results, Inc., the subsidiary in which the property is held. The property is being depreciated over 39 years under the straight line method.

At December 31, 2002, this property was encumbered by three loans, as follows:

1. Mortgage note, secured by a lien on the land and building, including a deed of trust on rents and fixtures, bearing interest at 12%, payable in monthly installments with the entire principal due December 2003. At December 31, 2002 the balance on this mortgage was $3,840,000. With the sale of the Sacramento property on February 26, 2003, all accrued interest was paid and the mortgage was assigned to the buyer.

2. 12.5% Mortgage note, secured by a lien on the land and building, including a deed of trust on rents and fixtures, payable in monthly installments of principal and interest for 60 months. The balance on the mortgage was $34,290 at December 31, 2002. With the sale of the Sacramento property on February 26, 2003, the principal balance and accrued interest were paid in full.

3. 9% Mortgage note, secured by a lien on the land and building, with a maximum funding of $1,000,000 originally due January 1, 2002; extended on September 30, 2002 to the earlier of December 31, 2002 or the sale of the Sacramento property with the interest increased to 18% effective December 15, 2002. Interest is payable monthly. The balance at December 31, 2002, including accrued interest, is $620,783. The Company defaulted on this agreement in December 2002 and cured this default by fully repaying the obligation in February 2003 using proceeds from the sale of the Sacramento property.

Management believes it carries sufficient and adequate insurance on all properties.

ITEM 3. LEGAL PROCEEDINGS

On January 9, 2003, the Yak Communications (USA), Inc. ("Yak") filed an action in the Circuit Court for the 11th Circuit of Florida in and for Miami-Dade County, Florida, against the Company. The complaint alleged, among other things, that the Company had breached certain agreements entered into with Yak with respect to, among other things, the purchase by Yak of 405,516 share of its common stock owned by the Company. On March 5, 2003, this legal action was settled. In connection with the settlement, Yak agreed to purchase 400,000 shares of its common stock owned by the Company for a price of $2.00 per share.

Other than described above, we are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future which, regardless of the outcome, could have an adverse impact on us as a result of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Price Range for Common Stock
----------------------------

YEAR ENDED DECEMBER 31, 2001         High               Low
                                    ------             ------
   First Quarter                    $0.174             $0.047
   Second Quarter                    0.085              0.038
   Third Quarter                     0.085              0.030
   Fourth Quarter                    0.061              0.032

YEAR ENDED DECEMBER 31, 2002         High               Low
                                    ------             ------
   First Quarter                    $0.0390            $0.0120
   Second Quarter                    0.0300             0.0110
   Third Quarter                     0.0145             0.0095
   Fourth Quarter                    0.0165             0.0090

YEAR ENDING DECEMBER 31, 2003        High                Low
                                    ------             ------
   First Quarter
     (through March 28,2003)        $0.0130             $0.0077

The Closing bid price of our common stock on the OTC Bulletin Board was $0.0125 on March 28, 2003.

The quotations noted above, with respect to transactions on the OTC Bulletin Board, represent prices between dealers and do not include retail markups, markdowns or commissions.

HOLDERS
-------

As of March 28, 2003, there were 148,725,141 shares of our common stock outstanding, representing approximately 14,600 beneficial holders.

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

Between January 11, 2002 and February 12, 2002, we sold 2,320,754 shares of our common stock to Evertrend Holdings Limited ("Evertrend")at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of our common stock at an exercise price of $0.0269 exercisable through March 15, 2002 in connection with this transaction. We paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

We have issued and sold unregistered securities during 2002 as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144 or Regulation S under the Securities Act of 1933, and appropriate restrictive legends were affixed to the securities in each transaction.

In December 2001, the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to Mr. Michael Zwebner, our former Chairman, and 3,000,000 shares of restricted common stock to each of Mr. Eugene Rosov and Mr. Clinton Snyder, former officers of our Company. These shares were issued in January 2002. In connection with an employment agreement with Mr. Zwebner and a separation agreement with Mr. Rosov, the contractual resale restrictions on these shares were lifted during 2002. In connection with this transaction, the Company recorded a non-cash charge in the amount of $300,000 during 2001.

In December 2002, the Company issued 3,183,400 shares of its common stock for services comprised of the following: 2,000,000 issued shares in connection with the extension of the 9% mortgage note that should have been issued at the time of the original loan consummation in 1999, 500,000 shares issued as compensation, 350,000 shares issued to individuals serving on our Board of Directors as director's fees and 333,400 shares issued for consulting services.

In December 2002, the Company returned to treasury 3,675,000 shares of its common stock. The Company had requested the return of 3,175,000 shares from entities, involving its former Chairman, Michael Zwebner, as the agreed upon consideration was never received for such shares. The Board voted in December 2002 to cancel the 500,000 shares that had been awarded to Mr. Pedro Sanchez, the Company's former chief technical officer.

Other Matters
-------------

On February 5, 2001, our Board of Directors authorized a one-for-three reverse split of our common stock, effective at the discretion and judgment of Management. On August 12, 2002, the Company's shareholders' approved an amendment to the Company's by-laws allowing management to effect a reverse split of the Company's Common Stock if and when it is deemed appropriate. As of March 28, 2003, management has not and currently does not have any plans to implemented a reverse split.

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

In 2002, among other things, the Company has

o        Focused  on   delivering   telecommunication   services  to  the  Latin
         expatriate market in key areas such as South Florida, New York and Los Angeles;

o Purchased a telecommunication switch and peripheral equipment, and installed SS7 capability at our headquarters in Miami to effectively and efficiently deliver telecommunication services to our existing and future customers;

o Began targeting key business and residential customers with a heavy concentration of telecommunication traffic to key countries in Latin America;

o Completed the implementation of our new billing and switch system which allows us to more efficiently add new customers and effectively invoice our growing customer base, and

o Increased our customer base of residential, business and call shops to approximately to 2,600.

Currently, revenues primarily consist of the reselling of long distance services to business and residential customers, and call shops in the greater Miami area. Additional revenues come from our nine Company-owned stores in the New York City/New Jersey market. Long distance services to residential and business customers is our most rapidly growing and developing source of customers and revenues.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001

Revenue increased $2.2 million or 42.0% to $7.4 million for the year ending December 31, 2002, from $5.2 million for the year ending December 31, 2001. This increase is attributable to the growth of the Company's telecommunication sales in Miami and New York in the residential and business sectors.

Cost of Sales increased $1.5 million or 42.0% to $5.2 million for the year ending December 31, 2002, from $3.7 million for the year ending December 31, 2001. This increase is directly attributable to the increase in traffic volume and associated line costs in 2002 over 2001.

Gross Profit increased $0.7 million to $2.2 million for the year ending December 31, 2002, from a gross profit of $1.5 million for the year ending December 31, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 49.4% for the year ending December 31, 2002, compared to 90.0% for the year ending December 31, 2001. The amount of SG&A expenses incurred decreased $1.0 million or 22.1% to $3.7 million for the year ending December 31, 2002, from $4.7 million for the year ending December 31, 2001. The major elements of our SG&A were as follows:

                                                  2002             2001
                                               ---------        ---------
          Salaries and benefits               $1,455,069       $2,354,824
          Travel                                  90,668          182,295
          Office, computer and maintenance       616,175          618,476
          Rents, licenses and other expenses     564,522          715,316
          Consultants                            315,370          270,452
          Legal and other professional           131,200          216,360
          Marketing and public relations         486,366          338,934
                                               ---------      -----------
                     Total                    $3,659,370       $4,696,657
                                               =========      ===========

Salaries and benefits decreased as a result of the sale of two stores in the New York City/New Jersey area, as well as, ancillary expenses incurred by the stores, such as rent, decreased in 2002 over 2001. Overall, expenses decreased due to cost reduction measures implemented by new management in 2002.

Depreciation and Amortization expenses decreased $134,000 or 29.8% to $315,000 for the year ending December 31, 2002, from $449,000 for the year ending December 31, 2001. This decrease is primarily due to the change in amortization of goodwill in accordance with SFAS No. 142 and the sale of unprofitable stores.

Loss from Operations decreased $2.2 million or 54.7% to $1.8 million for the year ending December 31, 2002, from $4.0 million for the year ending December 31, 2001 due to the increases in revenue and operational cost reductions.

Other Expenses decreased $1.6 million or 104.2% to other income of $0.07 million for the year ended December 31, 2002, from $1.6 million for the year ended December 31, 2001. Included in other expenses for 2001 was a write-down of equity securities of $963,000 and a loss on the disposal of equipment in the amount of $577,000.

Loss from Discontinued Operations decreased $2.1 million to $1.0 million for the year ending December 31, 2002 from $3.1 million for the year ending December 31, 2001. The loss from discontinued operations is due to the sale of the Company's property in Toronto, Canada, and the proposed sale of the Company's property in Sacramento, California. The loss on the sale of the Toronto property and the impairment loss on the Sacramento property in 2001 was $493,000 and $2,581,000, respectively. The Sacramento property was sold on February 26, 2003.

Net Loss applicable to Common Shares decreased $5.65 million or 65.1% to $3.03 million for the year ending December 31, 2002, from $8.68 million for the year ended December 31, 2001 primarily due to increased revenues, cost reduction activities, elimination of equity security write downs, and equipment disposal loss.

At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $26,232,000, available to offset taxable income expiring at various times through the year 2022. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available to be used in any given year in the event of certain occurrences, which include significant ownership changes.

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

Cost of Sales increased $1.0 million or 37.0% to $3.7 million for the year ending December 31, 2001, from $2.7 million for the year ending December 31, 2000. Almost all of this increase is directly attributable to the increase in traffic volume in 2001 over 2000.

Gross Profit increased $2.3 million to $1.5 million for the year ending December 31, 2001, from a gross loss of $0.8 million for the year ending December 31, 2000. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 90.0% for the year ending December 31, 2001, compared to 168.9% for the year ending December 31, 2000. The amount of SG&A expenses incurred increased $1.5 million or 46.9% to $4.7 million for the year ending December 31, 2001, from $3.2 million for the year ending December 31, 2000. The major elements of SG&A are as follows:

                                                  2001             2000
                                               ---------        ---------
          Salaries and benefits               $2,354,824       $  916,170
          Travel                                 182,295          331,900
          Office, computer and maintenance       618,476          364,941
          Rents, licenses and other expenses     715,316          456,398
          Consultants                            270,452          255,978
          Legal and other professional           216,360          475,987
          Marketing and public relations         338,934          432,726
                                               ---------      -----------
                     Total                    $4,696,657       $3,234,100
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

Provision for Losses on Advances decreased to $0.01 million or 3.4% to $0.37 million for the year ending December 31, 2001, from $0.38 million for the year ending December 31, 2000. During 2001, we fully reserved all remaining amounts owed to the Company from foreign entities engaged by the Company to help deliver video calling services. The provision for losses on advances represents this reserve against those funds.

Loss from Operations decreased $0.8 million or 17.6% to $4.0 million for the year ending December 31, 2001, from $4.8 million for the year ending December 31, 2000 due to the increases in revenue and gross profit.

Other Expenses increased $0.7 million or 75.2% to $1.6 million for the year ending December 31, 2001, from $0.9 million for the year ending December 31, 2000. Included in other expenses for 2001 was a write-down of equity securities of $963,000 which represented an increased expense of $119,000 over 2000. Also included in other expenses was a loss on the disposal of equipment during 2001 in the amount of $577,000.

Loss from Discontinued Operations increased $3.0 million to $3.1 million for the year ending December 31, 2001 from $0.1 million for the year ending December 31, 2000. The loss from discontinued operations is due to the sale of the Company's property in Toronto, Canada, and the proposed sale of the Company's property in Sacramento, California. The loss on the sale of the Toronto property and the impairment reserve on the Sacramento property is $493,000 and $2,581,000, respectively.

Net Loss applicable to Common Shares increased $2.85 million or 48.9% to $8.68 million for the year ending December 31, 2001, from $5.83 million for the year ended December 31, 2000 primarily due to the loss from discontinued operations recorded in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had $104,101 of cash on hand. We will require additional cash in the first half of 2003 to finance continuing revenue growth, new product introduction, the working capital deficit and other activities.

Net cash outflows from operating activities were $469,799 for the year ended December 31, 2002, and $843,870 for the year ended December 31, 2001. The decrease in net outflows resulted from the decrease in net loss from operation in 2002. The total net cash outflow of $469,799 for 2002 were comprised primarily of the net loss of $3,031,074 adjusted for non-cash items from continuing operations in the amount of $740,718, additional impairment of assets held for sale in the amount of $759,998 and changes in current assets and current liabilities totaling $1,060,559.

Cash outflows from investing activities of $214,054 for the year ended December 31, 2002 resulted primarily from purchases of equipment aggregating $213,963.

Net cash provided by financing activities was $464,026 in 2002. These funds were obtained from the acquisition of new debt instruments in the amount of $500,000, and the proceeds of common stock transactions consisting of $56,500. These amounts were offset by payments on debt totaling $92,474.

As reflected in the accompanying financial statements, the Company has incurred significant net losses since inception and expects to continue to incur losses and have negative working capital through June 2003, at which time the Company expects to generate positive cash flow from operations. Until the Company generates positive cash flow the Company is dependent on proceeds from the sale of certain assets, collection of receivables from a major stockholder and in their absence an infusion of debt or sale of equity.

Subsequent to December 31, 2002, the Company has completed the sale of the Sacramento, California property, resulting in a reduction of approximately $5,100,000 of debt, related interest and accrued liabilities and has sold principally all of its investment in marketable securities reducing debt and accounts payable by approximately $800,000. In addition, the Company has negotiated and continues to negotiate settlement agreements with several vendors reducing accounts payable by approximately $1,125,000, and negotiated a letter of intent to sell the net assets of our wholly-owned subsidiary Mundo Express of NY, Ltd.,. It had reached a verbal agreement with the former Chairman, Michael Zwebner, to repay approximately $245,000 plus accrued interest during 2003. As negotiations have reached an impasse the balance has been reclassified to noncurrent assets. However, management has initiated and believes it will prevail in any action required to collect this outstanding balance.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


Use of Estimates
----------------

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

Cash Equivalents
----------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Property and Equipment
----------------------

Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are computed using the straight-line method at various rates based on the estimated useful lives of the assets, which range from 5 to 31 years.

Income Taxes
------------

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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


Revenue Recognition
-------------------

Revenue is recognized upon completion of the service.

Loss Per Share
--------------

SFAS No. 128, Earnings Per Share requires presentation of basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. For the years ended December 31, 2002 and 2001, no effect was given to outstanding options and warrants since the effect would have been anti-dilutive.

Stock Based Compensation
------------------------

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

Reclassification and Restatement
--------------------------------

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statements.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted certain provisions of these pronouncements effective July 1, 2001 as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 require the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassification; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangible assets and determined that the Company does not have amounts that are required to be re-classed from goodwill to identifiable intangibles, or vice versa. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and determined that the Company had as a cumulative effect of a change in accounting principle as of January 1, 2002 impairment of goodwill and recognized an adjustment of $339,208 upon adoption as of January 1, 2002. The Company believes that the new value fairly represents goodwill in the consolidated financial statements. The Company is required to perform an impairment test no less than every twelve months.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting
Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. Adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the consolidated financial statements of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the consolidated financial statements of the Company.

RISK FACTORS

As of December 31, 2002 we have not generated operating profits. We will continue to be dependent on our retail and telecommunication product sales, sale of assets, collection of all receivables and as well as short and long-term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund our needs. There is no assurance of profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. We may need to raise additional funds to fund our working capital deficit, to pursue additional acquisitions, to undertake new product development, or if we experience operating losses that exceed expectations. If we raise additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available on favorable terms when required, or at all. There is no assurance that sources of funds from debt or equity will be available

On July 27, 2000, we signed a common stock purchase agreement with Evertrend Holdings Limited ("Evertrend"). Evertrend has committed to purchase up to $15 million of our common stock, subject to the effectiveness of a Registration Statement on form SB-2, which was filed with the Securities and Exchange Commission, and became effective October 31, 2000. The issuance of the common stock to Evertrend under the common stock purchase agreement was not registered under the Securities Act of 1933. The Registration Statement covered the resale of the shares by Evertrend. Sales under the common stock purchase agreement may be in increments of up to $1.5 million. Through December 31, 2002, we had sold 43,046,852 shares of common stock under the stock purchase agreement for net proceeds of $1,580,873 after payment of commissions and expenses.

We have pursued, are currently pursuing and expect in the future to pursue, the development of new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business' results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------



                                   Contents



Reports of Independent Auditors........................................  24-25

Consolidated Balance Sheet.............................................  26-27

Consolidated Statements of Operations..................................     28

Consolidated Statements of Stockholders' Deficiency
    and Comprehensive Loss.............................................     29

Consolidated Statements of Cash Flows..................................  30-32

Notes to Consolidated Financial Statements.............................  33-48

Report of Independent Auditors


To the Stockholders of
Talk Visual Corporation
Miami, Florida


We have  audited  the  accompanying  consolidated  balance  sheet of Talk Visual
Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talk Visual Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, there are certain liquidity matters concerning the Company. Management's plans with regard to these liquidity matters are also discussed in Note 2.


/s/ Kaufman Rossin & Co., P.A.
----------------------------------
    Kaufman Rossin & Co., P.A.


    Miami, Florida
    March 20, 2003

Report of Independent Auditors


To the Stockholders of
Talk Visual Corporation
Miami, Florida


We have audited the accompanying consolidated statements of operations for Talk Visual Corporation and Subsidiaries, their stockholders' deficiency and comprehensive loss and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations for Talk Visual Corporation and Subsidiaries, their stockholders' deficiency and comprehensive loss and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Mayer Rispler & Company,P.C.
--------------------------------
    Mayer Rispler & Company,P.C.

    Brooklyn, New York
    March 19, 2002

                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS
                                     ------


CURRENT ASSETS
   Cash                                                          $   104,101
   Accounts receivable, net of allowance
    for doubtful accounts of $80,625                                 400,194
   Other current assets                                              133,536
   Assets held for sale, net of impairment of $3,341,984           1,012,363
                                                                  ----------
   Total current assets                                            1,650,194

DUE FROM FORMER OFFICER                                              245,209

PROPERTY AND EQUIPMENT, net                                          795,948

GOODWILL, net                                                        226,575

MARKETABLE SECURITIES                                                793,204

OTHER ASSETS                                                         118,574
                                                                  ----------
   TOTAL ASSETS                                                  $ 3,829,704
                                                                  ==========


                 See notes to consolidated financial statements.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (continued)

                                DECEMBER 31, 2002


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES
   Accounts payable                                              $ 2,541,001
   Accrued liabilities                                               594,290
   Notes payable                                                     941,667
   Other current liabilities                                          49,373
                                                                  ----------
    Total current liabilities                                      4,126,331

LONG-TERM DEBT                                                       289,700
                                                                  ----------
   TOTAL LIABILITIES                                               4,416,031
                                                                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized; none issued or outstanding

   Common  Stock,  par value  $.001 per share,  500,000,000  shares  authorized;
    148,725,141
    shares issued and outstanding                                    148,725
   Additional paid in capital                                     24,036,063
   Accumulated deficit                                           (24,771,115)
                                                                  ----------
   STOCKHOLDERS' DEFICIENCY                                         (586,327)
                                                                  ----------
    TOTAL                                                        $ 3,829,704
                                                                  ==========


                  See notes to consolidated financial statements.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                    2002                2001
                                                 ----------          ---------

REVENUE
  Telecommunication sales and services           $7,409,593         $5,218,956

COSTS OF SALES AND SERVICES                       5,232,052          3,670,557
                                                 ----------          ---------
GROSS PROFIT                                      2,177,541          1,548,399
                                                 ----------          ---------
OPERATING EXPENSES
  Selling, general and administrative             3,659,370          4,696,657
  Depreciation and amortization                     315,142            448,812
  Write-off of advances to foreign corporations      --                373,295
                                                 ----------          ---------
Total operating expenses                          3,974,512          5,518,764
                                                 ----------          ---------
LOSS FROM OPERATIONS                             (1,796,971)        (3,970,365)
                                                 ----------          ---------
OTHER INCOME (EXPENSE)
  Interest expense, net                             (59,140)           (41,532)
  Write down of equity securities                      --             (963,060)
  Loss on disposal of property and equipment         (4,996)          (576,997)
  Other income                                      131,647               --
                                                 ----------         ----------
Total other income (expenses)                        67,511         (1,581,589)
                                                 ----------         ----------
LOSS FROM CONTINUING OPERATIONS                  (1,729,460)        (5,551,954)

LOSS FROM DISCONTINUED OPERATIONS                  (962,406)        (3,132,808)
                                                 ----------         ----------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              (2,691,866)        (8,684,762)
                                                 ----------         ----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  (GOODWILL IMPAIRMENT)                            (339,208)              --
                                                 ----------         ----------
NET LOSS                                        $(3,031,074)       $(8,684,762)
                                                 ==========         ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                         $    (0.012)       $    (0.059)

  DISCONTINUED OPERATIONS                            (0.006)            (0.033)

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (0.002)              --
                                                 ----------         ----------
  NET LOSS                                      $    (0.020)       $    (0.092)
                                                 ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                   148,825,179         94,669,011
                                                 ==========         ==========


                 See notes to consolidated financial statements


Talk Visual Corporation and
Subsidiaries
Consolidated Statements of Stockholders' Deficiency
 and Comprehensive Loss
Years Ended December 31, 2002 and 2001
(Split Table)
                                                 Preferred Shares        Common Shares                         Additional
                                                 ----------------        -------------         Stock            Paid In
                                                Shares     Amount      Shares      Amount   Subscribed          Capital
                                                ------     ------      ------      ------   ----------          -------
 Balance December 31, 2000                     50,000     $  50     77,235,840    $ 77,236   $   -           $ 22,310,104

 Year Ended December 31, 2001:
  Common Shares issued in Acquisition
 of Marketable Securities                                            8,241,600       8,242                        321,422

  Common Shares issued for services
 and obligations                                                     8,037,759       8,038                        317,852

  Sales of common stock                                             28,747,167      28,747                      1,254,798
  Conversions of preferred shares to
 common                                       (50,000)      (50)       848,190         848                           (800)

  Cancellation of prior issuance                                    (1,750,000)     (1,750)                      (763,875)

  Common shares issued in private
 placement                                                           2,000,000       2,000                         58,000

  Issued to employees                                                1,600,000       1,600                         62,400

  Warrant and Options exercised                                     11,935,431      11,935                        524,127

  Offering Expenses and other                                                                                    (145,770)

  Common stock granted to officers                                                                                300,000

  Common stock to be surrendered                                                                                 (278,700)

  Cancellation of stock subscriptions

  Comprehensive loss adjustment

  Net Loss


                                              -----------------------------------------------------------------------------
 Balance December 31, 2001                          -         -    136,895,987    $136,896       -           $ 23,959,558

 Year Ended December 31, 2002:
  Common shares issued to former
 officers                                                           10,000,000      10,000                        (10,000)

  Sales of common stock                                              2,320,754       2,321                         54,179

  Common Shares issued for services                                  2,333,400       2,333                         21,001

  Common Shares issued to directors                                    850,000         850                          7,650

  Common Shares to former officers                                  (3,675,000)     (3,675)                         3,675
   cancelled

 Net Loss


                                              -----------------------------------------------------------------------------
 Balance December 31, 2002                          -         -    148,725,141    $148,725   $   -           $ 24,036,063
                                              =============================================================================

                                       29a

Talk Visual Corporation and
Subsidiaries
Consolidated Statements of Stockholders' Deficiency
 and Comprehensive Loss
Years Ended December 31, 2002 and 2001
(Continued)
                                                                Accumulated
                                                                   Other         Stock          Total
                                                 Accumulated   Comprehensive  Subscriptions  Stockholders'        Comprehensive
                                                   Deficit          Loss       Receivable     Deficiency              Loss
                                                   -------          ----       ----------     ----------              ----
 Balance December 31, 2000                      $ (13,055,279)     $ (20,525)  $ (798,958)   $  8,512,628

 Year Ended December 31, 2001:
  Common Shares issued in Acquisition
 of Marketable Securities                                                                         329,664

  Common Shares issued for services
 and obligations                                                                                  325,890

  Sales of common stock                                                                         1,283,545
  Conversions of preferred shares to
 common                                                                                                (2)

  Cancellation of prior issuance                                                                 (765,625)

  Common shares issued in private
 placement                                                                                         60,000

  Issued to employees                                                                              64,000

  Warrant and Options exercised                                                                   536,062

  Offering Expenses and other                                                                    (145,770)

  Common stock granted to officers                                                                300,000

  Common stock to be surrendered                                                                 (278,700)

  Cancellation of stock subscriptions                                             798,958         798,958

  Comprehensive loss adjustment                                       20,525                       20,525               20,525

  Net Loss                                         (8,684,762)                                 (8,684,762)          (8,684,762)
                                                                                                                  ----------------
                                                                                                                   $(8,664,237)
                                              --------------------------------------------------------------------================
 Balance December 31, 2001                      $ (21,740,041)     $       -   $        -    $  2,356,413

 Year Ended December 31, 2002:
  Common shares issued to former
 officers                                                                                               -

  Sales of common stock                                                                            56,500

  Common Shares issued for services                                                                23,334

  Common Shares issued to directors                                                                 8,500

  Common Shares to former officers                                                                      -
   cancelled

 Net Loss                                          (3,031,074)                                 (3,031,074)          (3,031,074)
                                                                                                                 -----------------
                                                                                                                   $ 3,031,074
                                              -------------------------------------------------------------------=================
 Balance December 31, 2002                      $ (24,771,115)     $       -   $        -    $   (586,327)
                                              ===================================================================

                 See notes to consolidated financial statements

                                       29b


                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2002            2001
                                                           ---------      ---------

Cash Flows From Operating Activities:

Net Loss                                                 $(3,031,074)   $(8,684,762)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                              315,142        639,380
  Impairment of goodwill                                     339,208           --
  Impairment of assets held for sale                         759,998      2,581,986
  Provision for uncollectible accounts                       169,379         (8,625)
  Provision for losses on advances                              --          373,295
  Write down of investments                                   30,159        963,060
  Loss on disposal of property and equipment                   4,996        576,997
  Additional charges from discontinued operations               --          656,096
  Cancellation of prior common stock issuance                   --         (763,875)
  Issuance of common stock in exchange
    for services and obligations                              31,834        680,252
  Reduction of note payable                                 (150,000)       (72,068)

Increase (decrease) in cash from changes in:
  Accounts receivable                                       (207,580)      (154,148)
  Other assets                                               (15,632)     1,420,337
  Accounts payable                                         1,046,232        831,092
  Accrued liabilities                                        228,135        194,162
  Other liabilities                                            9,404        (77,049)
                                                           ---------      ---------
    Net Cash used in Operating Activities                   (469,799)      (843,870)
                                                           ---------      ---------
Cash Flows From Investing Activities:

  Purchase of property and equipment                        (213,963)      (120,077)
  Advances to former officer                                    --         (172,163)
  Purchase of equity securities                                 --         (462,840)
  Proceeds from sales of call shops                           35,000           -
  Payments of deposits                                       (35,091)          -
  Acquisition or disposition of other assets                    --           90,044
                                                           ---------      ---------
    Net Cash used in Investing Activities                   (214,054)      (665,036)
                                                           ---------      ---------


                See notes to consolidated financial statements


                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2002           2001
                                                           ---------      ---------

Cash Flows from Financing Activities:

  Borrowings on debt                                         500,000           --
  Payments on notes payable and long-term debt               (92,474)       (29,849)
  Net proceeds from common stock transactions                 56,500      1,792,687
                                                           ---------      ---------
    Net Cash provided by Financing Activities                464,026      1,762,838
                                                           ---------      ---------

Increase (decrease) in cash                                 (219,827)       253,932
Cash at beginning of period                                  323,928         69,996
                                                           ---------     ----------
Cash at end of period                                     $  104,101     $  323,928
                                                           =========     ==========


                See notes to consolidated financial statements

                    TALK VISUAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)


Supplemental disclosure of cash flow information:

a. Cash paid during the year for:

   Interest, excluding discontinued operations        $   10,561     $     --
                                                       ---------     ----------
   Income taxes, excluding discontinued operations    $    3,228     $    1,885
                                                       ---------     ----------

b. Noncash investing and financing transactions:

For the year ended December 31, 2002

         Issuance of 3,183,400 shares of common stock for services in the amount of $31,834 comprised of the following: $20,000 in connection with the extension of a mortgage note, $5,000 for compensation, $3,500 for director's fees and $3,334 for consulting services.

For the year ended December 31, 2001

         The Company purchased a 10% interest in Yak Communications (USA), Inc. ("Yak"). The Company converted $462,840 of debt and exchanged 8,241,600 shares of its common stock for 405,516 Yak shares, which represents 10% of the outstanding common stock of Yak.

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


                See notes to consolidated financial statements

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of Talk Visual Corporation (Parent) and its wholly-owned subsidiaries, Sacramento Results, Inc. (Sacramento) and Mundo Express of NY, Ltd. (Mundo) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Description of Business
-----------------------

The Company is a provider of voice telecommunication services to business and consumer market segments throughout the United States. The Company operates retail call shops in the New York City and New Jersey areas through its wholly owned subsidiary, Mundo. The Company also owns and operates, through its wholly-owned subsidiary, Sacramento, a commercial property located in Sacramento, California (See Note 3: Discontinued Operations).

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The allowance for doubtful accounts is an estimate which is established through charges to earnings for estimated uncollectible amounts. Management's judgment in determining the adequacy of the allowance is based upon several factors, which include, but are not limited to, the nature and volume of the accounts receivable, review of problem or non-performing receivables, and management's judgment with respect to current economic conditions and their impact on the receivable balances. Based on these factors, it is reasonably possible that the Company's estimate of the allowance for doubtful accounts could change in the near term.

The Company has recorded a deferred tax asset of approximately $12,065,000 at December 31, 2002, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

Cash
----

From  time  to  time,  the  Company   maintains  cash  balances  with  financial
institutions in excess of federally insured limits.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
----------------
Accounts receivable are uncollateralized customer obligations due under normal trade terms. The carrying amount of accounts receivable are reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

Depreciation and Amortization
-----------------------------

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are computed using the straight-line method at various rates based on the estimated useful lives of the assets, which range from 5 to 31 years.

Income Taxes
------------

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Marketable Securities
--------------------

The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

       Held to maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

       Trading securities - bought principally for purposes of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

       Available for sale - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Marketable Securities (Continued)
--------------------

Marketable securities consists of 405,516 unregistered shares of common stock of Yak with a cost of $793,205, which approximates market value. The Company has classified these securities as available for sale.

On March 6, 2003, Talk Visual sold 400,000 shares of YAK for $800,000. The proceeds from the sale were used to reduce notes payable plus related interest and trade payables.

Investments in Equity Securities
--------------------------------

The Company evaluates the recoverability of its equity investments, in accordance with APB No. 18 "The Equity Method of Accounting for Investments in Common Stock" and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. During 2001, the Company determined that a decline in value of its equity securities was other than temporary and accordingly recognized a loss of $963,060, which reduced the carrying value to $0 at December 31, 2001.

Revenue Recognition
-------------------

Revenue is recognized upon completion of the service.


Earnings (Loss) Per Share
-------------------------

SFAS No. 128, Earnings Per Share requires presentation of basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. For the years ended December 31, 2002 and 2001, no effect was given to outstanding options and warrants since the effect would have been anti-dilutive.

Advertising Costs
-----------------

Advertising  costs are  expensed as incurred.  For the years ended  December 31,
2002  and  2001,   advertising   expense   amounted  to  $13,309  and   $31,454,
respectively.

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

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Segment Information
-------------------

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public companies to report selected segment information in its financial reports to shareholders. The Company has determined that it has only one reportable segment which is providing telecommunication services for its retail and sales divisions.

Fair Value of Financial Instruments
-----------------------------------

The fair value of notes payable are estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, the fair values approximate the carrying value.

New Accounting Pronouncements and Interpretations
-------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted certain provisions of these pronouncements effective July 1, 2001 as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassification; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangible asset and determined that the Company does not have amounts that are required to be re-classed from goodwill to identifiable intangibles, or vice versa. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and determined that the Company had impairment of goodwill and recognized an adjustment of $339,208 as a cumulative effect of a change in accounting principle as of January 1, 2002. The Company believes that the new value fairly represents goodwill in the consolidated financial statements. The Company is required to perform an impairment test no less than every twelve months. A reconciliation of reported net loss adjusted to reflect the adoption of SFAS No. 142 is provided below:

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

New Accounting Pronouncements and Interpretations (Continued)
-------------------------------------------------------------

                                                        2002          2001

Reported net loss                                   $(3,031,074)  $(8,684,762)
Add back goodwill amortization                          --            177,000
                                                     -----------   -----------
Adjusted net loss                                   $(3,031,074)  $(8,507,762)
                                                    ============  ============

Reported basic and diluted net loss per share       $    (0.020)  $    (0.092)
Add back goodwill amortization                          --        $     0.002
                                                    ------------  ------------
Adjusted basic and diluted net loss per share       $    (0.020)  $    (0.090)
                                                    ============  ============

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting
Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. Adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the consolidated financial statements of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

New Accounting Pronouncements and Interpretations (Continued)
-------------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the consolidated financial statements of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet adopted this statement and management has not determined the impact of this statement on the consolidated financial statements of the Company.

Reclassifications
-----------------

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2 - LIQUIDITY

As reflected in the accompanying financial statements, the Company has incurred significant net losses since inception and expects to continue to incur losses and generate negative working capital from operations through 2003. Until the Company generates positive cash flow, the Company is dependent on proceeds from the sale of certain assets, successful negotiations related to vendor settlements refinancing certain equipment, collection of receivables from a former officer and in their absence, an infusion of debt or equity capital.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - LIQUIDITY (Continued)

As discussed in Notes 3, 12 and 16, subsequent to December 31, 2002, the Company has completed the sale of the Sacramento, California real estate, resulting in a reduction of approximately $5,100,000 of debt, related interest and accrued liabilities and has sold principally all of its investment in marketable securities reducing debt and accounts payable by approximately $800,000. In addition, the Company has negotiated a settlement agreement with a former vendors reducing accounts payable by approximately $1,125,000, and negotiated a letter of intent to sell the net assets of Mundo.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2003.

NOTE 3 - DISCONTINUED OPERATIONS

In the fourth quarter of 2001, the Board of Directors of the Company committed to a plan to exit its real estate operations and to focus the company on its telecommunication sector as its sole operating segment. On February 26, 2003, the Company sold its property in Sacramento, California for $5,500,000. As a result of the sale, the existing mortgage was assigned to the purchaser and approximately $735,000 of notes payable and related interest were satisfied.

Included in the 2001 results of operations is a loss of $493,955 from the July 2001 sale of the Company's property in Toronto, Canada. Also included in the 2001 results of operations is an estimated loss of $2,638,853 which includes an asset impairment of $2,581,986 based on the Company's estimate of net proceeds from the sale of its property in Sacramento, California. An additional impairment loss of $759,998 was recognized during the fourth quarter of 2002, based on the actual results from the February 26, 2003 closing.

Revenues and expenses from discontinued operations for the year ended December 31, 2002 were $1,264,882 and $1,467,290, respectively. Revenues and expenses from discontinued operations for the year ended December 31, 2001 were $1,244,844 and $1,302,900, respectively.

Following is summarized financial information as of December 31, 2002 for the discontinued operations:

                                               2002
                                             ---------
Current assets                              $  130,086
Total assets                                 5,527,243
Current liabilities                          4,417,143
Equity                                       1,110,100

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)
                                               2002
                                            ----------
Telecommunications and office equipment     $1,066,836
Furniture and Fixtures                          40,034
Leasehold Improvements                         263,966
                                             ---------
                                             1,370,836
Less accumulated depreciation                 (574,888)
                                             ---------
                                             $ 795,948
                                             =========

Depreciation expense on property and equipment was $242,069 and $269,812 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, are as follows:

                                               2002             2001
                                             ---------        ---------
Balance as of January 1                      $ 663,750        $ 865,345
Transitional impairment loss                  (339,208)            --
Goodwill written off related to
  sale of business units                       (97,967)            --
Amortization expense                              --           (201,595)
                                             ---------        ---------
Balance as of December 31, 2002              $ 226,575        $ 663,750
                                             ==========       ==========

Based on the change in accounting principle discussed in Note 1, the Company has recognized goodwill transitional impairment of $339,208 related to the call shop reporting unit. The fair value of the reporting unit was determined using recent sales of two units within the call shop reporting unit.

NOTE 6 - NOTES PAYABLE

Notes payable are as follows:

15% Unsecured note payable to a vendor, repaid on March 5, 2003     $ 150,000

Convertible note payable, terms currently under negotiation           289,700

15% Mortgage note, secured by a lien on property, equipment
and receivables, repaid on March 5, 2003                              291,667

9% Mortgage note, secured by a lien on the Sacramento land and building, maximum funding of $1,000,000, repaid on February 26, 2003  500,000

                                                                    ---------
Total Notes Payable                                                $1,231,367
Less current maturities                                               941,667
                                                                    ---------
Long-term debt                                                        289,700
                                                                    =========

There is no definite maturity date for the remaining long-term debt.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases certain equipment and real estate under various operating leases which expire at various dates through September 2007. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2002, are as follows:

 2003                                                            $  382,022

 2004                                                               314,872

 2005                                                               263,655

2006                                                                203,637

2007                                                                116,309
                                                                  ---------
 Total future minimum rentals                                    $1,280,495
                                                                  =========

Rent expense for the years ended December 31, 2002 and 2001, was $487,526 and $576,315, respectively.

Legal Proceedings
-----------------

There  are  no  material  legal  proceedings,   other  than  routine  litigation
incidental to the business, to which the Company or any of its subsidiaries are a party to or which any of their property is subject.

Carrier Services
----------------

The Company has minimum volume commitments with three of its carrier services providers totaling $4,100,000. The Company is in negotiations with two of the carrier providers to waive the commitment of $3,900,000.

NOTE 8 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock is 500,000,000 shares of common stock, par value of $0.001 and 25,000,000 shares of non-voting preferred stock, par value $0.001. At December 31, 2002 and 2001, the Company had 148,725,141 and 136,895,987 issued and outstanding common shares, respectively.

Warrants Outstanding
--------------------

Under the terms of a stock purchase agreement dated July 27, 2000, the Company issued warrants to the buyer to purchase 1,271,186 shares of common stock at $0.6785 per share, expiring four years from the date of issue. Additionally, warrants were issued to Ladenburg Thalmann in the same amount and under the same terms for services rendered in connection with the stock purchase agreement placement.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

On September 10, 2002, in connection with the loan agreement for the 15% mortgage (Note 6), the Company issued warrants to the lender to purchase 2,000,000 shares of its common stock at $0.001 per share, expiring September 10, 2012.

As of December 31, 2002, warrants to purchase 4,542,372 shares of common stock were outstanding.

Capital Stock Transactions
--------------------------

Between January 11, 2002 and February 12, 2002, the Company sold 2,320,754 shares of common stock to Evertrend Holdings Limited ("Evertrend") at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement between the Company and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of common stock at an exercise price of $0.0269 until March 15, 2002 in connection with this transaction. The Company paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

In December 2002, the Company issued 3,183,400 shares of its common stock for services comprised of the following: 2,000,000 shares issued in connection with the extension of the 9% mortgage note that should have been issued at the time of the original loan consummation in 1999, 500,000 shares issued as compensation, 350,000 shares issued to individuals serving on the Board of Directors as director's fees and 333,400 shares issued for consulting services.

In December 2002, the Company returned to treasury 3,675,000 shares of its common stock. The Company had requested the return of 3,175,000 shares from entities, involving its former Chairman, Michael Zwebner, as the agreed upon consideration was never received. The Board voted in December 2002 to cancel the 500,000 shares that had been awarded to Mr. Pedro Sanchez, the Company's former chief technical officer.

On various dates during 2001, the Company issued a total of 28,747,167 shares of common stock under the terms of a stock purchase agreement dated July 27, 2000. The shares were issued at various prices ranging from $0.032 per share to $0.073 per share.

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

On June 7, 2001, the Company sold 2,000,000 shares of restricted common stock in a private placement to Overseas Communications, Ltd., a foreign corporation in which the former Chairman of the Company is a 33% shareholder. The share price for the shares sold under this private placement was $0.03 per share.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

On June 22, 2001, the Company satisfied its obligation to Overseas Communications, Ltd., a foreign corporation in which the former Chairman of the Company is a 33% shareholder, for open invoices in the amount of $90,000, representing consulting and management services provided by the former Chairman, with the issuance of 2,482,759 shares of common stock. The value on the date of issue was $.036 per share.

During 2001, the Company purchased a 10% interest in Yak Communications, Inc. a Company in which the former Chairman and certain members of his family have a controlling interest. The Company converted $462,840 of debt and exchanged 8,241,600 shares of its common stock for 405,516 shares of Yak Communications, Inc.

NOTE 9 - STOCK OPTION AND PURCHASE PLAN

The Talk Visual Corporation and Subsidiaries 1995 Stock Option/Stock Issuance Plan, as amended (the "Plan"), is a tax qualified stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorizes the issuance of common stock.

Under the Plan, options fall into two categories: (i) the Incentive Stock Option Plan under which qualified employees can, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than 85% of their fair market value on the grant date or at the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value on the grant date. As of December 31, 2002 there were fifty-two participants in the plan.

In 2002, options were issued to Harley L. Rollins for 5,250,000 shares of common stock, Andrew T. Silber for 4,500,000 shares of common stock, independent consultants for 1,200,000 shares of common stock, and all other employees for an aggregate of 1,585,000 shares of common stock. The options vest over a three to four year period and expire ten years from date of grant.

On December 27, 2000, the Board of Directors granted options to purchase 100,000 shares of common stock to each of the two non-employee Directors at an exercise price of $0.1057 per share, expiring five years from the date of issue. These options were cancelled in 2001 upon the resignation of these non-employee directors.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - STOCK OPTION AND PURCHASE PLAN (continued)

Option activity within each plan was as follows:

                                         Incentive     Directors      Average
                                       Stock Option  Stock Option      Price
                                           Plan          Plan        Per Share
                                        ------------ ------------    ---------

Balance outstanding, December 31, 2000  1,400,000          -0-         $  0.55

 Options Granted                            -0-            -0-            -0-

 Options Cancelled                     (1,400,000)                     $  0.55
                                        ------------ ------------    ---------
Balance outstanding, December 31, 2001      -0-            -0-             -0-


 Options Granted                       12,665,000          -0-         $ 0.011

 Options Cancelled                       (130,000)         -0-         $ 0.011
                                        ------------ ------------    ---------
Balance outstanding, December 31, 2002 12,535,000          -0-         $ 0.011
                                        ------------ ------------    ---------

The following table summarizes information about stock options outstanding at December 31, 2002:

                                         Options Outstanding                             Options Exercisable
                                         -------------------                             -------------------
                                                      Weighted Average                                 Weighted Average
                                                    Remaining Contractual                            Remaining Contractual
Exercise Price               Number of Options          Life (Years)          Number of Options          Life (Years)
---------------              -----------------        ---------------         -----------------       ---------------

   $ 0.011                   12,535,000              9.5 years                  875,000                9.5 years


The weighted average fair value per option as of grant date was $ 0.006 for stock options granted during the year ended December 1, 2002. The determination of the fair value of all stock options granted during the year ended December 31, 2002 was based on (i) risk-free interest rate of 2.97%, (ii) expected option life of 5 years, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

Had the compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2002 would have been $(3,056,144) and $(0.021), respectively. Accordingly, pro forma amounts are not presented.

The approval of an amendment to the Company's Stock Option/Stock Issuance Plan to increase the number of common shares available for issuance by an additional 15,000,000 shares did not receive enough votes for passage by the shareholders. Therefore, if shareholder approval is not obtained by June 28, 2003 the options in excess of the remaining balance of 3,807,267 shares will be cancelled.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - STOCK COMPENSATION PLAN

The Talk Visual Corporation and Subsidiaries 1995 Stock Compensation Plan, (the "Compensation Plan"), is a stock compensation plan for employees and certain non-employees, that provides for the granting of common stock as an increased incentive to contribute to the future success of the Company. The administration of the plan and grants issued under the plan are done at the full and sole discretion of the Board of Directors of the Company.

In December 2001, the Board of Directors authorized the issuance of 10,000,000 shares of restricted common stock under the Compensation Plan to its former Chairman, Mr Zwebner, and former officers of the Company, Mr Rosov and Mr. Snyder, at a fair market value of $0.03 per share. These shares were issued in January 2002. Pursuant to an employment agreement with Mr. Zwebner and a separation agreement with Mr Rosov, the restrictions on the sale of their shares of common stock were lifted during January 2002.

NOTE 11 - INCOME TAXES

The components of income taxes were as follows:

Provision (benefit) for income taxes

                                                    December 31
                                               2002             2001
                                             ---------        ---------
Current
   Federal                                   $    -0-         $    -0-
   State                                          -0-              -0-

Deferred
   Federal                                    (998,000)      (2,779,000)
   State                                      (167,000)        (478,000)

Change in Valuation Allowance               (1,165,000)      (3,257,000)
                                             ---------        ---------
Income tax expense                                -0-              -0-
                                             ---------        ---------

The effective tax rate for the years ended December 31, 2002 and 2001, deferred from the federal statutory rate due principally to increase in the deferred tax asset valuation allowances.

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $26,232,000, expiring in various years through 2022. The Internal Revenue Service Code contains provisions which limit the federal net operating loss carryforward available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - INCOME TAXES (Continued)

At December 31, 2002, approximate deferred tax assets were as follows:

Allowance for doubtful accounts                                 $   43,000
Inventory reserve                                                   10,000
Goodwill                                                           203,000
Equity investment write-down                                       680,000
Long-lived asset impairment                                      1,258,000
Net operating loss carryforward                                  9,871,000
                                                                -----------
Deferred tax asset                                              12,065,000
less valuation allowance                                       (12,065,000)
                                                                -----------
                                                                $    -0-
                                                                ===========

NOTE 12 - RELATED PARTY TRANSACTIONS

As of December 31, 2002, amounts due from a former officer consists of $245,209 due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. The Company had reached a verbal agreement with Mr. Zwebner to repay this amount plus accrued interest during 2003. As negotiations have reached an impasse the balance has been reclassified to noncurrent assets. However, management has initiated and it believes it will prevail in any action required to collect this outstanding balance.

During 2001, the Company engaged the services of Mr. Zwebner, under a consulting agreement with Overseas Communications, Ltd., an Israeli corporation. Annual payments to Overseas Communications under this agreement were $120,000. At the effective time of the consulting agreement, Mr. Zwebner owned 33% of the capital stock and was a director of Overseas Communications. In 2001, the Company issued 2,482,759 shares of common stock to Overseas Communications in payment of $90,000 of the Company's obligations under this agreement. As of December 31, 2001, no amounts were due to Overseas Communications under the consulting agreement. In January 2002, Mr. Zwebner agreed to waive future amounts due under the consulting agreement in exchange for release of restrictions on stock granted to Mr. Zwebner in December 2001.

The Company has provided certain administrative, technical and operational support and loan advances totaling $715,950 to TV Telecommunications, Ltd., a United Kingdom corporation, Videocall of Canada, Inc., a Canadian corporation, Videocall Israel, Ltd., an Israeli corporation, and Videocall of Belgium, Ltd., a Belgian corporation, all entities related by virtue of common ownership or management control by Mr. Zwebner or members of his family. At December 31, 2001, all balances due from these entities had been fully reserved and expensed as the Company does not expect these entities to continue as going concerns. Accordingly, the Company recorded a charge of $373,295 in its results from operations for the year ended December 31, 2001.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

During 2000, Eugene Rosov, a former director and its former President and Chief Executive Officer of the Company, exercised options to purchase 1,000,000 shares of common stock by tendering notes issued by the Company in the amount of $436,406. During 2000, Clinton Snyder, a director and its former Chief Financial Officer of the Company, exercised options to purchase 750,000 shares of common stock by tendering notes in the amount of $329,219. These notes accrued interest at an annual rate of 6% and were included in the Company's balance sheet as a reduction in Stockholders' Equity, under the category of "stock subscriptions receivable." In July 2001, the Company retroactively cancelled the issuance of these shares to Mr. Rosov and Mr. Snyder.

In December 2001, the Company completed the purchase of 405,516 shares of common stock of Yak, for a purchase price of $793,204 consisting of 8,241,600 shares of the Company's common stock and conversion of $462,840 of debt. Following the consummation of the transaction, the Company owned 10% of the outstanding capital stock of YAK. Mr. Zwebner and Charles Zwebner, Mr. Zwebner's brother, are significant stockholders of YAK. On March 5, 2003, the Company completed the sale of 400,000 shares of YAK for $800,000.

In December 2001, the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to Mr. Zwebner and 3,000,000 shares of restricted common stock to each of Mr. Rosov and Mr. Snyder. These shares were issued in January 2002. In connection with an employment agreement with Mr. Zwebner and a separation agreement with Mr. Rosov, the restrictions on the sale of this common stock were lifted during 2002. In connection with this transaction, the Company recorded a non-cash charge in the amount of $300,000 during 2001.

As of December 31, 2001, the Company had advanced a total of $26,000 to Mr. Snyder, $40,467 to Mr. Rosov, and $93,094 to Mr. Zwebner. Pursuant to separation agreements with Mr. Snyder and Mr. Rosov, amounts advanced to them by the Company were forgiven. Accordingly, the Company has recorded an expense in the amount of $66,467 in its results from operations for the year ending December 31, 2001.

NOTE 13 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                 2002            2001
                                             -----------      ----------
Basic weighted average shares outstanding    148,825,179      94,669,011
Dilutive effect of options and warrants         --               --
                                             ----------       ----------
Diluted weighted average shares outstanding  148,825,179      94,669,011
                                             ===========      ==========

Options and warrants to purchase 16,966,563 shares were outstanding at December 31, 2002. These amounts were not included in the computation of diluted loss per common share because the effect would be anti-dilutive.

                    TALK VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                 2002             2001
                                              ---------       ----------

 Write down of equity securities (a)         $     --        $  (963,060)

 Write down of Assets Held for Sale (b)      $( 759,998)     $(2,581,986)

 Disposal of property (c)                    $     --        $  (576,997)

(a) In the fourth quarter of 2001, management determined that a decline in value of its equity securities was other than temporary and, accordingly, recognized a loss of $963,060 to write-down the carrying basis of its securities to estimated fair value.

(b) As more fully described in Note 3, management decided in the fourth quarter of 2001 to sell its remaining real property in Sacramento, California.

(c) In the fourth quarter of 2001, management disposed of assets previously used in the Company's operations.


NOTE 15 - VENDOR SETTLEMENTS

During the year ended December 31, 2002, the Company settled outstanding payables with several vendors. In connection with the settlements, the Company recognized a reduction in expenses of approximately $370,000.


NOTE 16 - SUBSEQUENT EVENTS

On February 25, 2003, the Company negotiated a letter of intent to sell the net assets of Mundo Express of NY, Ltd. The letter of intent is subject to satisfactory completion of due diligence procedures by the intended buyer and is expected to be completed in April 2003.

On February 26, 2003, the Company sold its property in Sacramento, California for $5,500,000. As a result of the sale, the existing mortgage was assigned to the purchaser and approximately $735,000 of notes payable and related interest were satisfied.

On March 6, 2003, the Company sold its 400,000 shares of Yak for $800,000. The proceeds from the sale were used to reduce notes payable plus related interest and trade payables.

In March 2003, the Company negotiated settlement agreements with former vendors reducing accounts payable by approximately $1,125,000 for consideration of a $250,000 payment in March 2003, and a promise to pay $123,000 upon completion of certain asset sale/debt restructuring events.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2002, Mayer Rispler & Company was dismissed from its role as the independent accountants of the Company. Mayer Rispler's reports on the Company's financial statements for prior years did not contain an adverse opinion, disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Additionally, there are no disagreements between the Company and Mayer Rispler on any matters of accounting, disclosure or auditing.

Kaufman Rossin & Company was retained as the Company's new independent accountants.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain biographical information concerning the Directors and Executive Officers of the Company as of March 31, 2002, is set forth below. Such information was furnished by them to the Company.

Mike Rollins - Age 31, has served as a director and as President and Chief Executive Officer since February 2002 and as Chief Financial Officer of the Company since January 2002. From 1993 to 1995 he worked as an auditor and tax associate for Deloitte and Touche LLP. From 1995 to 1996, Mr. Rollins served as Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company. From August 1996 to May 1997, Mr. Rollins was the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (TCS), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London, England based telecommunications provider. Mr. Rollins is a partner with Tatum CFO Partners, LLP.

Joseph A. Guzman - Age 46, has served as a director of the Company since May 2002. From 1981 to 1998 he worked with AT&T in a variety of positions from account executive to Vice President of Field Operations for AT&T's Latin America & Caribbean Communications Services Group. From 1998 to November of 2001, Mr. Guzman worked with Global Crossings, most recently as the Chief Operating Officer for Global Crossing's Latin America Division. Mr. Guzman has served in the California Air National Guard and holds a B.S. in Finance from California State University at Hayward.

Rodney W. Sturm - Age 61, has served as a director of the Company since July 2002. From 1966 to 1996 he worked with AT&T in a variety of positions from Director of International Marketing of AT&T's International Communications Group to Chairman and CEO of AT&T Puerto Rico and AT&T Virgin Islands. From 1996 to 2002, Mr. Sturm has served as President of the Sigma Group, a consulting firm focused on strategic development and deployment within the telecommunication industry. Mr. Sturm has served as a director for several public companies and holds a BS in Industrial Engineering from the University of Illinois and an MS in Management from the Stanford Graduate School of Business.

Phil Sitton, - Age 55, has served as Chief Operating Officer since March 2003. From 1973 to 1978 he worked for Eastman Kodak as a Cost Engineer. He joined AT&T in 1978. From 1978 to 1998, Mr. Sitton was in a variety of assignments and in various locations as a Product Manager, National Sales Manager, Marketing Manager, Network Operations, Manager, Chief Financial Officer, President and Chief Operating Officer of a wholly-owned offshore subsidiary, and as a Regional Managing Director for AT&T's Caribbean and Latin America Group. From 1998 to 2003 Mr. Sitton served as a consultant to the telecommunications industry and not-for -profit organizations. During this period he joined Centennial Communications on an interim basis serving as Unit President.

Clinton H. Snyder, - Age 48, has served as a director of the Company since November 1998, and served as Chief Financial Officer of the Company from November 1998 to January 2002. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Maryland. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area. Mr. Snyder is currently the Secretary and CFO of Global Entertainment Holdings/Equities, Inc.

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

Four reports on Form 4 were not timely filed in connection with the sale by Eugene Rosov of a total of 901,581 shares of our common stock in 12 separate transactions. A Form 4 reporting these transactions was subsequently filed on November 6, 2001. One report on Form 5 was not timely filed in connection with an acquisition by Michael Zwebner of a total of 4,777,286 shares of our common stock in December 2001. A Form 5 reporting this transaction was subsequently filed on February 11, 2002.


ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

During 2002, the Company elected to compensate its Directors through the issuance of restricted common stock. For the Director term beginning on August 12, 2002, each non-employee Director was given a grant of 150,000 shares of common stock or $1,500.

Compensation of Executive Officers

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal year 2002 or 2001 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 2002 and 2001:


Summary Compensation Table
--------------------------
                                                                          Long-Term Compensation
                                                        Other Annual              Awards
                                           Salary       Compensation         ---Securities---
Name and Principal Position     Year        ($)              ($)           Underlying Options(#)
---------------------------     ----       ------       ------------      ----------------------

Harley L. Rollins               2002     $102,916            -0-                 6,916,600 (1)
   Chairman of the Board
   of Directors, President and
   Chief Executive Officer

Andrew T. Silber (2)           2002      $103,653            -0-                 5,000,000 (3)
   Former Director of Sales
   and Former  Director        2001      $ 14,835            -0-                     -0-

Michael J. Zwebner (4)         2002          -0-             -0-                     -0-
   Former Chairman of the      2001          -0-          $120,000( 5)           4,000,000 (6)
   Board of Directors

Eugene A. Rosov (7)            2002      $ 41,538            -0-                     -0-
   Former Chief Executive,     2001      $200,000         $ 40,467 (8)           3,000,000 (9)
   Officer, President and Director

Clinton H. Snyder, (10)        2002      $ 15,231            -0-                     -0-
   Director and Secretary,     2001      $132,000         $ 26,000 (11)          3,000,000 (12)
   And Former Chief Financial Officer

Pedro Sanchez (13)             2002      $ 11,700            -0-                     -0-
   Former Chief Technical      2001      $104,250            -0-                  500,000
   Officer
-----------------------------------------------------------------------------------------------


(1) As part of Mr. Rollins employment agreement, the Board authorized the purchase of 1,666,600 restricted shares of our common stock at a price of $0.000001 per share. In June 2002 the Board granted Mr. Rollins options to purchase 5,250,000 shares of our common stock.

(2) Mr. Silber resigned as Director of Sales and a Director of the Company on February 28, 2003.

(3) In June 2002 the Board authorized the issuance of 500,000 restricted shares of our common stock to Mr. Silber. Additionally, the Board granted Mr. Silber options to purchase 4,500,000 shares of our common stock. These options expired on March 1, 2003 upon Mr. Silber's resignation, as none of the options had vested

(4) Mr. Zwebner resigned as Chairman of the Board of Directors and a Director on June 20, 2002.

(5) Mr. Zwebner's compensation was paid under a contract with Overseas Communications, Ltd., an Israeli corporation. For 2001, $90,000 of this amount was paid by the issuance of 2,482,759 shares of our common stock at $0.036 per share on December 21, 2001.

(6)      In December  2001,  the Board  authorized  the  issuance  of  4,000,000 restricted shares of our common stock to Mr. Zwebner under the Company's stock compensation plan. In exchange for waiving future consideration as Chairman of the Company, the restriction on these shares was lifted. These shares were issued in January 2002.

(7) Mr. Rosov resigned as Chief Executive Officer, President and Director on February 13, 2002.

(8) As of December 31, 2001, the Company had advanced Mr. Rosov $40,467. Pursuant to his separation agreement, this amount has been forgiven.

(9) In December 2001, the Board authorized the issuance of 3,000,000 restricted shares of our common stock to Mr. Rosov under the Company's stock compensation plan. As part of his separation agreement with the Company, the restriction on these shares was lifted. These shares were issued in January 2002.

(10)     Mr. Snyder resigned as Chief Financial Officer on January 18, 2002.

(11) As of December 31, 2001, the Company had advanced Mr. Snyder $26,000. Pursuant to his separation agreement, this amount has been forgiven.

(12) In December 2001, the Board authorized the issuance of 3,000,000 restricted shares of our common stock to Mr. Snyder under the Company's stock compensation plan. As part of his separation agreement with the Company, the restriction on these shares was lifted. These shares were issued in January 2002.

(13) Mr. Sanchez resigned as Chief Technical Officer on January 22, 2002. The Board voted to cancel Mr. Sanchez's shares on December 18, 2002, which were then effectively cancelled by the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in January 1996 to establish salary, bonus and other forms of compensation for officers of the Company, provide recommendations for the salaries and incentive compensation of the employees and consultants of the Company, and make recommendations to the Board of Directors regarding such matters.

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

The Compensation Committee is composed of the following Directors: Joseph A. Guzman, Rodney W. Sturm and Clinton H. Snyder. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

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

The principal activities of the Audit Committee are to:

         -    periodically review the Company's audit charter;
         - annually review the overall audit plan and the accompanying financial statements;
         - review and discuss the Company's quarterly unaudited financial statements;
         - recommend action relating to the selection, performance and independence of the Company's independent auditor; and
         - periodically review the independence of the Company's audit committee.

The Audit Committee is composed of the following Directors: Joseph A. Guzman, Rodney W. Sturm and Clinton H. Snyder.

Stock Options

The Company granted certain options to the Company's named executive officers during fiscal year 2002. Harley L. Rollins was granted a stock option for 5,250,000 shares of common stock and Andrew T. Silber was granted an option for 4,500,000 shares of common stock. Additionally, the 1,666,600 restricted shares of common stock available for purchase as part of Mr. Rollins employment have not been purchased or issued.

There were no option exercises by the Company's named executive officers during 2002. The Company did not grant any stock appreciation rights during fiscal year 2002 and no such rights were outstanding as of the end of such fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2003, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.


                                                                 Common Stock
                                                            -----------------------
                                                              Number     Percentage
                                                            of Shares    of Shares
                                                          Beneficially  Beneficially
Name and Address (1)                                       Owned(2)(3)   Owned(2)(3)
----------------------------------------------            ------------  ------------

Harley L. Rollins (4)
   President and Chairman of the Board of Directors          6,916,600      4.65%

Clinton H. Snyder
   Secretary and Director                                    3,500,000      2.35%

Andrew T. Silber (5)
  Former Director of Sales
   and Former Director                                         500,000      0.34%

Joseph A. Guzman
   Director                                                    200,000      0.13%

Rodney W. Sturm
   Director                                                    350,000      0.24%

All directors and executive officers as a
   Group (5 persons) (6)                                    11,466,600      7.71%

----------------------------------------------------------------------------------

(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.

(2) Percentage ownership is based on 148,725,141 shares of common stock outstanding as of March 28, 2003, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 28, 2003. Only those shares beneficially owned by the person holding such options are included in the outstanding shares for purposes of computing the percentage beneficially owned by that person; such shares are not deemed to be outstanding for purposes of computing any other person's percentage.

(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(4) Includes options to purchase 5,250,000 shares of common stock.

(5) Mr. Silber resigned as Director of Sales and Director of the Company on February 28, 2003.

(6) Includes options to purchase 5,250,000 shares of common stock.

Agreements with potential for change in control - None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We engaged the services of Michael J. Zwebner, its former Chairman of the Board of Directors of the Company, under a consulting agreement with Overseas Communications, Ltd., an Israeli corporation. Annual payments to Overseas Communications under this agreement were $120,000. Mr. Zwebner owns 33% of the capital stock and is a director of Overseas Communications. In 2001, we issued 2,482,759 shares of common stock to Overseas Communications in payment of $90,000 of our obligations under this agreement. As of December 31, 2001, no amounts were due to Overseas Communications under the consulting agreement. In January 2002, Mr. Zwebner agreed to waive future amounts due under the consulting agreement in exchange for release of restrictions on stock granted to Mr. Zwebner in December of 2001.

From 1998 to 2001, we provided certain administrative, technical, operational support and loan advances totaling $715,950 to TV Telecommunications, Ltd., a United Kingdom corporation, Videocall of Canada, Inc., a Canadian corporation, Videocall Israel, Ltd., an Israeli corporation, and Videocall of Belgium, Ltd., a Belgian corporation, all entities related by virtue of common ownership or management control by Mr. Zwebner or members of his family. At December 31, 2001, all balances due from these entities had been fully reserved and expensed as we do not expect these entities to continue as going concerns. Accordingly, we recorded a charge of $373,295 in our results from operations for the year ended December 31, 2001.

During 2000, Eugene Rosov, a former director and its former President and Chief Executive Officer of the Company, exercised options to purchase 1,000,000 shares of our common stock by tendering notes issued by the Company in the amount of $436,406. During 2000, Clinton Snyder, a director and its former Chief Financial Officer of the Company, exercised options to purchase 750,000 shares of our common stock by tendering notes in the amount of $329,219. These notes accrued interest at an annual rate of 6%. These notes were included in our balance sheet as a reduction in Stockholders' Equity, under the category of "stock subscriptions receivable." In July 2001, the Company retroactively cancelled the issuance of these shares to Mr. Rosov and Mr. Snyder.

In December 2001, we completed the purchase of 405,516 shares of common stock of Yak Communications (USA) Inc., for a purchase price of $793,205 consisting of 8,241,600 shares of our common stock and conversion of $462,840 of debt. Following the consummation of the transaction, we owned 10% of the outstanding capital stock of Yak. Mr. Zwebner and Charles Zwebner, Mr. Zwebner's brother, are significant stockholders of Yak.

In December 2001, the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to Mr. Zwebner and 3,000,000 shares of restricted common stock to each of Mr. Rosov and Mr. Snyder. These shares were issued in January 2002. In connection with an employment agreement with Mr. Zwebner and a separation agreement with Mr. Rosov, the restrictions on the sale of this common stock were lifted during 2002. In connection with this transaction, the Company recorded a non-cash charge in the amount of $300,000 during 2001.

As of December 31, 2001, the Company had advanced a total of $26,000 to Mr. Snyder, $40,467 to Mr. Rosov, and $93,094 to Mr. Zwebner. Pursuant to separation agreements with Mr. Snyder and Mr. Rosov, amounts advanced to them by the Company were forgiven. Accordingly, the Company has recorded an expense in the amount of $66,467 in its results from operations for the year ending December 31, 2001. Mr. Zwebner has agreed to repay amounts advanced by the Company on his behalf in 2003 as described in the following paragraph.

As of December 31, 2002, amounts due from a former officer consists of $245,209 due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. The Company had reached a verbal agreement with Mr. Zwebner to repay this amount plus accrued interest during 2003. As negotiations have reached an impasse the balance has been reclassified to noncurrent assets. However, management has initiated and believes it will prevail in any action required to collect this outstanding balance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
1.1(1) Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
1.2(1) Amendment dated July 28, 2000 to the Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Ltd.
3.1(2)   Articles of Incorporation 3.2(2) By-Laws
4.1(1) 1995 Stock Option/Stock Issuance Plan 4.2(3) 1999 Stock Compensation Plan (as amended)
4.3(1) Stock Purchase Warrant dated July 27, 2000 issued to Evertrend Holdings Ltd.
4.4(1) Form of Stock Purchase Warrants to be issued to Evertrend Holdings Ltd 4.5(1) Stock Purchase Warrant dated July 27, 2000 issued to Ladenburg Thalmann
         & Co. Inc.
4.6(1) $3,840,000 Note dated September 24, 1998 issued by Sacramento Results, Inc. to Bar K, Inc.
10.1(1) Registration Rights Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
10.2(1) Escrow Agreement dated July 27, 2000 among Registrant, Evertrend Holdings Limited, and Epstein, Becker & Green, P.C.
10.3(1) OEM Agreement dated as of February 11, 2000 between the Registrant and Motion Media Technology Limited
10.4(1) Joint Venture Agreement dated April 1, 2000 between the Registrant and EnterTech Media Group
10.5(1) Lease Agreement dated July 30, 1999 between Lucky Capital, Inc. and Talk Visual Corporation
10.6(1) Lease Agreement dated February 1, 2000 between Lucky Capital, Inc. and Talk Visual Corporation
10.7(1) Agreement dated as of June 22, 2000 by and between Talk Visual Retail Acquisitions, Inc. and Various Business Management
10.8(4) Agreement and Plan of Merger dated as of September 14, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.9(4) Amendment No. 1 to Agreement and Plan of Merger dated as of December 1, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.10 Share Purchase Agreement with YAK Communications, (USA) Inc. dated December 24, 2002.
10.11 Employment Settlement Agreement dated February 12, 2002 between the Registrant and Eugene Rosov.
10.12 Employment Settlement Agreement dated January 25, 2002 between the Registrant and Clinton Snyder.
21       Subsidiaries of Talk Visual Corporation
24       Power of Attorney
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------

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

(b) Reports on Form 8-K

Date of Report: October 10, 2002 - Item 4. Changes in Registrant's Certifying
                                   Accountant

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

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

                                   TALK VISUAL CORPORATION
                                   By:  /s/  HARLEY L. ROLLINS
                                        --------------------------------
                                             Harley L. Rollins
                                             Chief Executive Officer and
                                             Chief Financial Officer

Dated:  March 28, 2003

                                 CERTIFICATIONS

I, Harley L. Rollins, certify that:

1. I have reviewed this annual report on Form 10-KSB of Talk Visual Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                /s/ HARLEY L. ROLLINS
                                    -------------------------------
                                        Harley L. Rollins
                                        Chief Executive Officer and
                                        Chief Financial Officer