Form 10QSB
period 2003-03-31
TALK VISUAL CORP
filed 2003-05-20
CIK 1007367

s UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                                     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                             TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


             Nevada                                      95-4561156
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Ste 704
         Miami, FL                                33137
     ---------------------------                 -------
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

There were 148,725,141 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 14, 2003.

Transitional Small Business Disclosure Format (check one):
                                       Yes  [ ]       No  [X]

                           TALK VISUAL CORPORATION

                                     INDEX
                                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets at
                      March 31, 2003 and December 31, 2002.              3

                Condensed Consolidated Statements of
                      Operations for the three months ended
                      March 31, 2003 and 2002.                           5

                Condensed Consolidated Statements of
                      Cash Flows for the three months ended
                      March 31, 2003 and 2002.                           6

                Notes to Condensed Consolidated
                      Financial Statements                               7

Item 2.     Management's Discussion and Analysis or Plan
                 of Operations                                           9

Item 3.  Controls and Procedures                                        13

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           13
Item 6.     Exhibits and Reports on Form 8-K                            13

Signatures                                                              14

Certifications                                                          15

Exhibits
     Exhibit 11                                                         16
     Exhibit 99.1                                                       17

                             TALK VISUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                      2003            2002
                                                   (unaudited)
                                                   ----------      ----------
                                   ASSETS


CURRENT ASSETS
   Cash                                            $   41,474      $  104,101
   Accounts receivable, net of allowances
    for doubtful accounts of $84,775 and $80,625      442,476         400,194
   Other current assets                                35,765         133,536
   Assets held for sale, net of reserve
    for impairment of $0 and 3,341,984                   --         1,012,363
                                                   ----------      ----------
   Total current assets                               519,715       1,650,194

DUE FROM FORMER OFFICER                               245,209         245,209

PROPERTY AND EQUIPMENT, net                           727,212         795,948

GOODWILL, net                                         226,575         226,575

INVESTMENT IN EQUITY SECURITIES                        10,805         793,204

OTHER ASSETS                                          157,637         118,574
                                                   ----------      ----------
   TOTAL ASSETS                                    $1,887,153      $3,829,704
                                                   ==========      ==========





            See condensed notes to consolidated financial statements.

                              TALK VISUAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,       DECEMBER 31,
                                                     2003             2002
                                                  (unaudited)
                                                 -------------    -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                              $   2,231,287    $   2,541,001
   Accrued liabilities                                 513,179          594,290
   Notes Payable                                          --            941,667
   Other current liabilities                            38,633           49,373
                                                 -------------    -------------
   Total current liabilities                         2,783,099        4,126,331

LONG-TERM DEBT,                                        289,700          289,700
                                                 -------------    -------------
   TOTAL LIABILITIES                             $   3,072,799    $   4,416,031
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS
   Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized;
     none issued or outstanding

   Common  Stock,  par value  $.001 per share,
     500,000,000    shares  authorized;
     148,725,141 and 148,725,141 shares
     issued and outstanding                            148,725          148,725
   Additional paid in capital                       24,036,063       24,036,063
   Accumulated deficit                             (25,370,434)     (24,771,115)
                                                 -------------    -------------
   DEFICIENCY IN ASSETS                             (1,185,646)        (586,327)
                                                 -------------    -------------
       TOTAL                                     $   1,887,153    $   3,829,704
                                                 =============    =============









                  See condensed notes to consolidated financial statements.

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2003                2002
                                              -------------    -------------
REVENUE
 Telecommunication sales and services         $   1,466,580    $   1,877,471

COSTS OF SALES AND SERVICES                       1,050,292        1,369,631
                                              -------------    -------------
GROSS PROFIT                                        416,288          507,840
                                              -------------    -------------
COSTS AND EXPENSES
 Selling, general and administrative                873,573          892,218
 Depreciation and amortization                       68,736           93,438
                                              -------------    -------------
Total costs and expenses                            942,309          985,656
                                              -------------    -------------
INCOME (LOSS) FROM OPERATIONS                      (526,021)        (477,816)
                                              -------------    -------------
OTHER INCOME (EXPENSE)
 Interest expense, net                              (40,749)         (11,250)
 Gain on disposal of property and equipment            --              7,321
 Gain on sale of securities                          17,600             --
                                              -------------    -------------
                                                    (23,149)          (3,930)

INCOME (LOSS) FROM CONTINUING OPERATIONS           (549,170)        (481,746)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS          (50,149)          69,943
                                              -------------    -------------
LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                          $    (599,319)   $    (411,803)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (GOODWILL IMPAIRMENT)                           --           (339,208)
                                              -------------    -------------

NET INCOME (LOSS)                             $    (599,319)   $    (751,011)
                                              =============    =============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED FROM CONTINUING OPERATIONS(1)         $      (0.004)   $      (0.003)

DISCONTINUED OPERATIONS                               0.000            0.000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                0.000           (0.002)
                                              -------------    -------------
NET LOSS                                      $      (0.004)   $      (0.005)
                                              =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                   148,725,141      147,705,211
                                              =============    =============

(1) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three month periods ended March 31, 2003 and 2002.

                 See condensed notes to consolidated financial statements

                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2003           2002
                                                   -----------    -----------
Cash Flows From Operating Activities:

Net Loss                                           $  (599,319)   $  (751,803)

Adjustments to reconcile net loss
to net cash used in operating activities:
  Impairment of Goodwill                                  --          339,208
  Depreciation and amortization                         68,736         93,438
  Provision for uncollectible accounts                   4,150           --
 (Gain) on sale of securities                          (17,600)          --
 (Gain) on disposition of property and equipment          --           (7,321)
  Additional non-cash charges
    from discontinued operations                          --           14,046

Increase (decrease) in cash from changes in:
  Accounts receivable                                  (43,212)       (19,529)
  Other assets                                          58,708        (27,343)
  Accounts payable                                    (309,714)       369,329
  Accrued liabilities                                  (84,332)       (38,630)
  Other liabilities                                    (10,739)        13,276
                                                   -----------    -----------
    Net Cash from Operating Activities                (150,922)       (14,537)
                                                   -----------    -----------
Cash Flows from Investing Activities:

  Purchase of property and equipment                      --          (39,045)
  Advances to former officers                             --          (25,530)
  Proceeds from sale of discontinued operations      1,012,362           --
  Proceeds from sale of securities                     800,000           --
  Acquisition of disposition of other assets              --            4,782
                                                   -----------    -----------
    Net Cash from Investing Activities               1,812,362        (59,793)
                                                   -----------    -----------
Cash Flows from Financing Activities:

  Payments on notes payable and long-term debt        (941,667)          --
  Net proceeds from common stock transactions             --           56,500
                                                   -----------    -----------
    Net Cash from Financing Activities                (941,667)        56,500
                                                   -----------    -----------
Increase (decrease) in cash and cash equivalents       (62,627)       (17,830
Cash and cash equivalents at beginning of period       104,101        323,928
                                                   -----------    -----------
Cash and cash equivalents at end of period         $    41,474    $   306,098
                                                   ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

       Interest,
         excluding discontinued operations         $    40,749    $      --
                                                   -----------    -----------
       income taxes,
         excluding discontinued operations          $    1,105    $       755
                                                   -----------    -----------

                 See notes to condensed consolidated financial statements

                             TALK VISUAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2003 and 2002, the results of operations for the three months ended March 31, 2003 and March 31, 2002, and the cash flows for the three months ended March 31, 2003 and March 31, 2002 are included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements as of December 31, 2002, filed as part of our Annual Report on Form 10-KSB.

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

The effective tax rate for the three months ended March 31, 2003, differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance.

Loss Per Common Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2003 and 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

New Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

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

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149, which is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform into the 2003 presentation.

Note 3. Financial Condition and Liquidity

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

On February 25, 2003, the Company negotiated a letter of intent to sell the net assets of Mundo Express of NY, Ltd. The proposed sale is subject, among other things, to satisfactory completion of due diligence procedures by the intended buyer and is expected to be completed in May 2003.

On February 26, 2003, the Company sold its property in Sacramento, California for $5,500,000. As a result of the sale, the existing mortgage was assigned to the purchaser and approximately $735,000 of notes payable and related interest were satisfied.

On March 6, 2003,  the  Company  sold its 400,000  shares of Yak  Communications
(USA), Inc. common stock for $800,000. The proceeds from the sale were used to reduce notes payable plus related interest and trade payables.

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

Note 4. Discontinued Operations

Excluding the loss and estimated loss from discontinued operations, revenues and expenses from discontinued operations for the quarter ended March 31, 2003 were $232,970 and $283,119, respectively. Revenues and expenses from discontinued operations for the quarter ended March 31, 2002 were $353,026 and $283,083, respectively.

Following is summarized financial information for the discontinued operations:

                                             2003         2002
                                        ----------   ----------
Current assets                          $   31,827   $     --
Total assets                                31,827    4,982,772
Current liabilities                         25,497      357,909
Total liabilities                           25,497    4,261,898
Net assets of discontinued operations        6,330      720,874

Note 5. Related Parties

As of March 31, 2003, amounts due from a former officer consist of $245,209 due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. This balance has been reclassified to noncurrent assets pending the final payment of the note which is due on May 31, 2004 (see subsequent events).

Note 6.  Subsequent Events

On May 16, 2003, the Company and Mr. Zwebner agreed to amend Mr. Zwebner's termination and severance agreement dated June 20, 2002. Under terms of the amendment, Mr. Zwebner agreed to the following: 1) an extension fee of $12,500 upon signing of the document; 2) monthly payments of $7,500 beginning on June 30, 2003; 3) an escrow of YAK Communications (USA), Inc. ("YAK") common stock in an amount equal to the unpaid principal and interest balance of the notes; and
4) a balloon payment due on May 31, 2004. The Company has agreed to sell Mr. Zwebner 4,000,000 shares of its restricted common stock for $40,000 and reduce the balloon payment due on May 31, 2004 by $40,000 if all other terms of the agreement are kept. In the event of default, the Company will be entitled to receive an equivalent amount of YAK common stock of the then outstanding balance of principal and interest and will have the option of rescinding the sale of its common stock to Mr. Zwebner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of Talk Visual Corporation, and the related notes to the Financial Statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002, and the Condensed Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in this quarterly report on Form 10-QSB. Our Financial

Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

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

Investing in Talk Visual common stock involves a high degree of risk. In particular, we need substantial additional funding to continue our operations. Future financing may not be available to us on acceptable terms or not at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in terms of their percentage ownership interest. While we are actively seeking strategic solutions to our funding issues, there is no assurance that we will be able to obtain such financing. For additional risk factors regarding our Company, see "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10-KSB to read about factors you should consider before investing in Talk Visual common stock.


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

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services"), pre-paid calling cards, money transfer and money order services, internet services and international package delivery services.

The principal services that we provide through our Sales Division are international and domestic long distance services, domestic toll-free services and various pre-paid services. Our Sales Division, in conjunction with our finance and accounting department, has developed systems, processes, procedures and rate tables to resell international and domestic long distance voice services to business and residential clients. Over the past 6 months, our Sales Division has become increasingly concentrated on business and residential accounts and decreased our involvement with call shop revenue in order to increase gross margin as well as the predictability and reliability of revenues for the Sales Division.

General
-------

Given current economic conditions and the condition of the Company, management has taken multiple steps to improve the overall performance of the Company. While many positive steps have been taken, the management team continues to seek out ways to increase revenue and reduce overall operating costs. To this end, management has been focused on the following:

         o Growing the retail sector (business and residential customers) while moving away from the higher risk call shop market
         o    Conducting   extensive  reviews  of  the  key  customer  impacting
              processes (provisioning, billing, customer service, etc.) and identifying opportunities to improve productivity, reduce costs, and redeploy resources
         o    Continuing to improve network efficiency
         o    Monitoring the underlying carriers' service levels and costs
         o Improving billing functionality such that future new services can be added with little or no modifications to the Company's systems
         o Realigning operational functions under a newly appointed Chief Operating Officer
         o    Increasing agent and sales force support and training
         o Improving the overall cash position of the Company by converting existing assets on the balance sheet to cash for working capital purposes.

During the quarter ended March 31, 2003, among other things, Talk Visual Corporation

         o Added 576 new customer accounts representing more than 3,300 lines and $91,000 in new monthly revenue
         o Successfully partnered with an Internet based telecommunications promotions company as a channel for customer acquisition
         o    Added 5 new agents to the Company's growing agent network
         o Increased the Customer Care team by 60% in order to better manage customer growth and on-going service support

RESULTS OF OPERATIONS

For the three months ended March 31, 2003, compared to the three months ended March 31, 2002:

Revenue decreased $0.41 million or 21.9% to $1.47 million for the quarter ended March 31, 2003, from $1.88 million for the quarter ended March 31, 2002. This decrease is due to reduced sales of $0.10 million from the Retail Operations Division as fewer stores and competition resulted in reduced revenue. Revenue from the Sales Division decreased by $0.31 million to $0.82 million due to a concerted effort by the Company to reduce its reliance on call shop revenue as it focused on residential and business traffic. When compared to the first quarter of 2002, the Retail Operations Division increased its residential and business revenue from $0.087 million to $0.51 million for the quarter ended March 31, 2003. The Retail Operations Division, which consists of 9 stores operated by the Company in the New York City/New Jersey area, generated revenue of $0.64 million for the quarter ended March 31, 2003 compared to $0.74 million for the quarter ended March 31, 2002. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales decreased $0.32 million or 23.3% to $1.05 million for the quarter ended March 31, 2003, from $1.37 million for the quarter ended March 31, 2002. This decrease is directly attributable to the decrease in call shop traffic volume in 2003 as compared to 2002.

Gross Profit decreased $0.09 million to $0.42 million for the quarter ended March 31, 2003, from $0.51 million for the quarter ended March 31, 2002. This decrease is due to the changes discussed in Revenue and Cost of Sales. As a percentage of revenue, gross profit increased to 28.4% for the quarter ended March 31, 2003 from 27.05% for the quarter ended March 31, 2002.

Selling, General & Administrative (SG&A) expenses incurred decreased $0.02 million or 2.1% to $0.87 million for the quarter ended March 31, 2003, from $0.89 million for the quarter ended March 31, 2002. The major elements of SG&A are as follows:
                                       2003       2002
                                     --------   --------
Salaries and benefits                $332,382   $379,135
Travel                                 11,682     21,690
Office, computer and maintenance      109,210    142,405
Rents, licenses and other expenses    132,452    129,775
Consultants                           102,566     65,340
Legal and other professional           46,988     51,646
Marketing and public relations        138,293    102,227
                                     --------   --------
           Total                     $873,573   $892,218
                                     ========   ========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2002 and the reduction of corporate overhead. Other expenses incurred were reduced for the quarter ended March 31, 2003 as part of continued cost reduction measures implemented by the Company.

Depreciation and Amortization expenses decreased $24,702 or 26.4% to $68,736 for the quarter ended March 31, 2003, from $93,438 for the quarter ended March 31, 2002. This decrease is primarily due to the implementation of SFAS 142 during 2002.

Loss from Operations increased $0.05 million or 10.9% to $0.53 million for the quarter ended March 31, 2003, from $0.48 million for the quarter ended March 31, 2002 due to the decreases in revenue and gross profit.

Other Expenses increased $19,219 or 489% to $23,149 for the quarter ended March 31, 2003, from $3,930 for the quarter ended March 31, 2002. This increase was entirely due to the increased interest expense the Company incurred prior to the sale of its Sacramento property and marketable securities.

Loss from Discontinued Operations increased $120,092 to $50,149 for the quarter ended March 31, 2003 from a gain of $69,943 for the quarter ended March 31, 2002. This increase is due to final closing costs associated with the sale of its Sacramento property on February 26, 2003.

Cumulative effect of Accounting Change decreased to $0 from $339,208 due to the Company's adoption of SFAS No. 142 in the first quarter of 2002.

Net Loss applicable to Common Shares decreased $0.15 million or 20.2% to $0.60 million for the quarter ended March 31, 2003, from $0.75 million for the quarter ended March 31, 2002 primarily due to the cumulative effect of accounting change.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statement, the Company has incurred significant net losses since inception and expects to continue to incur losses and have negative working capital from operation through 2003. Until the Company generates positive cash flow, the Company is dependent on proceeds from the sale of certain assets, successful negotiations related to vendor settlements, refinancing certain equipment, collection of receivables from a former officer and in their absence, an infusion of debt or equity capital.

We had $930,322 in cash outflows from operating activities for the three months ended March 31, 2003, compared to cash outflows of $14,537 for the three months ended March 31, 2002. This increase in outflows of $918,785 primarily resulted from the increase in payments for accounts payable for the quarter.

We had $1,812,362 in cash inflows from investing activities for the three months ended March 31, 2003, compared to cash outflows of $59,793 for the three months ended March 31, 2002. This increase in inflows of $1,872,155 primarily resulted from the sale of marketable securities during the quarter and the sale of the Sacramento property during the quarter.

Net cash payments from financing activities amounted to $941,667 for the three months ended March 31, 2003, compared to inflows of $56,500 for the three months ended March 31, 2002. This increase of $998,167 primarily resulted from the repayment of all the Company's outstanding debt during the three months ended March 31, 2003.

See pages 18-22 of our Annual Report on Form 10KSB for a description of the Company's critical accounting policies and estimates.

Item 3.   CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 9, 2003, YAK Communications (USA), Inc. ("YAK") filed an action in the Circuit Court for the 11th Circuit of Florida in and for Miami-Dade County, Florida, against the Company. The complaint alleged, among other things, that the Company had breached certain agreements entered into with YAK with respect to, amonth other things, the purchase by YAK of 405, 516 shares of its common stock owned by the Company. On March 5, 2003, this legal action was settled. In connection with the settlement, YAK agreed to purchase 400,000 shares of its common stock owned by the Company for a price of $2.00 per share.

Other than as described above, we are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) The following exhibits are included herewith:

         Exhibit 11 -   Computation of  Weighted  Average  Common  Stock  Shares
                        Outstanding

         Exhibit 99.1 - Certificate  Pursuant to 18 U.S.C.  Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

Date:  May 15, 2003        TALK VISUAL CORPORATION


                           /s/ HARLEY L. ROLLINS
                          ----------------------------------------------------
                           Harley L. Rollins  President,
                           Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer) and Director

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

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

Date: May 15, 2003         TALK VISUAL CORPORATION

                           /s/ HARLEY L. ROLLINS
                           ---------------------------------------------------
                           Harley L. Rollins  President,
                           Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer) and Director