Form 10QSB
period 2003-06-30
TALK VISUAL CORP
filed 2003-08-11
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

                                     OR

       ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TALK VISUAL CORPORATION
                            -----------------------
           (Exact name of registrant as specified in its charter)


            Nevada                                       95-4561156
         ------------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     3550 Biscayne Blvd. Suite 704
         Miami, Florida                           33137
     -----------------------------               -------
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

There were 152,725,141 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 5, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  [X]     No [ ]

                           TALK VISUAL CORPORATION

                                     INDEX
                                                                      Page No.

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets at
                June 30, 2003 and December 31, 2002.                          3

                Condensed Consolidated Statements of Operations for
                the three and six months ended June 30, 2003 and 2002.        5

                Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 2003 and 2002.                  6

                Notes to Condensed Consolidated Financial Statements          8

Item 2.     Management's Discussion and Analysis or Plan
            of Operations                                                    12

Item 3.     Controls and Procedures                                          16


                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                16

Item 6.     Exhibits and Reports on Form 8-K                                 16

Signatures                                                                   17

Certifications                                                               18

Exhibits    Exhibit 11                                                       18
            Exhibit 31                                                       19
            Exhibit 32                                                       21


                                TALK VISUAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,      DECEMBER 31,
                                                              2003            2002
                                                          -----------     ------------
                                                          (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash                                                 $    89,510     $   104,101
   Accounts receivable, net of allowance
    for doubtful accounts of $101,355 and $80,625           356,703         400,194
   Due from former officer                                  237,863               -
   Other current assets                                      37,874         133,536
   Assets held for sale, net of reserve
    for impairment of $0 and $3,341,984                        --         1,012,363
                                                         ----------      ----------
   Total current assets                                     721,950       1,650,194

DUE FROM FORMER OFFICER                                        --           245,209

PROPERTY AND EQUIPMENT, net                                 661,077         795,948

INVESTMENT IN EQUITY SECURITIES                                --           793,204

GOODWILL, net                                               226,575         226,575

OTHER ASSETS                                                119,127         118,574
                                                         ----------      ----------
   TOTAL ASSETS                                         $ 1,728,729     $ 3,829,704
                                                         ==========      ==========






            See notes to condensed consolidated financial statements.


                               TALK VISUAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,       DECEMBER 31,
                                                             2003             2002
                                                         -----------      ------------
                                                         (unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Note payable                                        $   200,247      $   941,667
   Accounts payable                                        830,326        2,541,001
   Accrued expenses                                        764,333          594,290
   Other current liabilities                                31,862           49,373
                                                        ----------       ----------
   Total current liabilities                             1,826,768        4,126,331

LONG-TERM DEBT,                                            273,400          289,700
                                                        ----------       ----------
   TOTAL LIABILITIES                                     2,100,168        4,416,031
                                                        ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized; none issued or outstanding

   Common Stock, par value $.001 per share,
     500,000,000 shares authorized; 152,725,141 and
     148,725,141 shares issued and outstanding             152,726          148,725
   Common Stock Subscribed                                 (40,000)            --
   Additional paid in capital                           24,076,063       24,036,063
   Accumulated deficit                                 (24,560,228)     (24,771,115)
                                                        ----------        ---------
   TOTAL STOCKHOLDERS' DEFICIENCY                         (371,439)        (586,327)
                                                        ----------       ----------
       TOTAL                                           $ 1,728,729      $ 3,829,704
                                                        ==========       ==========





            See notes to condensed consolidated financial statements.



                                     TALK VISUAL CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)

                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ---------------------------     --------------------------
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
REVENUE
 Telecommunication sales and services      $ 1,527,340     $ 2,178,230     $ 2,993,920     $ 4,055,701

COSTS OF SALES AND SERVICES                    940,167       1,502,517       1,990,459       2,861,389
                                            ----------      ----------      ----------      ----------
GROSS PROFIT                                   587,173         675,713       1,003,461       1,194,312
                                            ----------      ----------      ----------      ----------
COSTS AND EXPENSES
 Selling, general and administrative           878,825         888,837       1,752,398       1,791,814
 Depreciation and amortization                  68,635          95,352         137,371         188,790
                                            ----------      ----------       ---------       ---------
Total costs and expenses                       947,460         984,189       1,889,769       1,980,604
                                            ----------      ----------       ---------       ---------
LOSS FROM OPERATIONS                          (360,287)       (308,476)       (886,308)       (786,292)
                                            ----------      ----------       ---------       ---------
OTHER INCOME (EXPENSE)
 Interest income (expense), net                 32,407         (11,250)         (8,342)        (22,501)
 Non Cash Stock Compensation                   (44,000)           --           (44,000)           --
 Gain on disposal of property and equipment       --              --              --             7,321
 Vendor Settlements                          1,152,770            --         1,152,770            --
 Gain on sale of securities                     29,642            --            47,242            --
                                            ----------       ----------      ---------       ---------
                                             1,170,819         (11,250)      1,147,670         (15,180)


INCOME (LOSS) FROM CONTINUING OPERATIONS       810,532        (319,726)        261,362        (801,472)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS        (326)        (64,196)        (50,475)          5,747
                                            ----------      ----------      ---------        ---------

NET INCOME (LOSS)                          $   810,206     $  (383,922)    $   210,887     $  (795,725)
                                            ==========      ==========       =========       =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
 Continuing operations                     $    0.0054     $   (0.0021)    $    0.0017     $   (0.0054)
 Discontinued operations                        0.0000         (0.0004)        (0.0003)         0.0000
                                            ----------      ----------       ---------       ---------
Net income (loss)                          $    0.0054     $   (0.0026)    $    0.0014     $   (0.0054)
                                            ==========      ==========       =========       =========
 Weighted average number of common shares
  outstanding                              148,769,541     149,216,741     148,747,341     148,465,151
                                            ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
 Continuing operations                     $    0.0054     $         *     $    0.0017     $         *
 Discontinued operations                        0.0000               *         (0.0003)              *
                                            ----------      ----------       ---------       ---------
Net income (loss)                          $    0.0054     $         *     $    0.0014     $         *
                                            ==========      ==========       =========       =========
 Weighted average number of common shares
  outstanding                              150,812,305               *     150,565,545               *
                                            ==========      ==========      ==========      ==========

(*) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for the three and six month periods ended June 30, 2002.




            See notes to condensed consolidated financial statements.


                                 TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                              2003           2002
                                                         -----------    -----------
Cash Flows From Operating Activities:
Net Gain (Loss)                                          $   210,887    $  (795,725)

Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                              137,371        188,790
  Provision for uncollectible accounts                        20,730           --
  (Gain) loss on Sale of Securities                          (47,242)          --
  (Gain) loss on disposition of property and equipment          --           (7,070)
  Stock issued for compensation                               44,000           --
  Increase in due from officer from
    interest and extension fee income                        (32,654)          --
  Additional non-cash charges
    from discontinued operations                                --           28,110

Increase (decrease) in cash from changes in:
  Accounts receivable                                         22,761       (152,972)
  Other current assets                                        95,662         32,713
  Other assets and equity securities                            (553)        21,366
  Accounts payable                                        (1,710,675)       641,136
  Accrued expenses                                           170,045         38,708
  Other current liabilities                                  (17,511)       (50,754)
                                                         -----------    -----------
    Net Cash from Operating Activities                    (1,107,179)       (55,698)
                                                         -----------    -----------
Cash Flows from Investing Activities:

  Purchase of property and equipment                          (2,500)      (178,997)
  Advances to related parties                                   --           49,549
  Proceeds from sale of discontinued operations            1,012,362           --
  Proceeds from sale of securities                           840,446           --
  Other                                                         --           (4,404)
                                                         -----------    -----------
    Net Cash from Investing Activities                     1,850,308       (133,852)
                                                         -----------    -----------




            See notes to condensed consolidated financial statements.


                                 TALK VISUAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                          SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                             2003         2002
                                                          ---------    ---------
Cash Flows from Financing Activities:

  Payments on notes payable and long-term debt             (957,967)        --
  Borrowings on debt                                        200,247         --
  Net proceeds from common stock transactions                  --         56,500
                                                          ---------    ---------
    Net Cash (used in) provided by Financing Activities    (757,720)      56,500
                                                          ---------    ---------

Decrease in cash and cash equivalents                       (14,591)    (133,050)
Cash and cash equivalents at beginning of period            104,101      323,928
                                                          ---------    ---------
Cash and cash equivalents at end of period                $  89,510    $ 190,878
                                                          =========    =========




Supplemental disclosure of cash flow information:

a. Cash paid during the period for:

       interest                                           $   82,842  $        -
                                                           ---------   ---------
       income taxes                                       $      755  $      800
                                                           ---------   ---------

b. Noncash investing and financing transactions:

For the period ended June 30, 2003:

In accordance with an amended severance agreement (see Note 6), the Company issued $40,000 of its common stock in an escrow account and recorded a stock subscription of equal amount.

For the period ended June 30, 2002:

Conversion of note receivable in the amount of $462,841 from YAK  Communications
(USA), Inc. ("YAK") to an equity investment in YAK.

Issuance of 1,103,448 shares of common stock in cancellation of accounts payable in the amount of $40,000, as part of a total issuance of 2,482,759 shares.









            See notes to condensed consolidated financial statements.

                             TALK VISUAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and June 30, 2002, and the cash flows for the six months ended June 30, 2003 and June 30, 2002 are included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The effective tax rate for the six months ended June 30, 2003, differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance.

Income (Loss) Per Common Share

Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the income (loss)available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss)per share is computed similar to basic income (loss)per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

A reconciliation of the weighted average number of shares outstanding used in computing basic and diluted income per share for the three and six months ended June 30, 2003, is as follows:


                                                     Three Months Ended     Six Months Ended
                                                        June 30, 2003        June 30, 2003
                                                     ------------------     ----------------
Weighted average common shares
 outstanding-basic                                      148,769,541            148,747,341

Increase in shares which would result from
 the exercise of stock options and warrants               2,042,764              1,818,204
                                                        -----------            -----------

Weighted average common shares
 outstanding-diluted                                    150,812,305            150,565,545
                                                        ===========            ===========


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

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial statements.


Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform into the 2003 presentation.

Note 3. Financial Condition and Liquidity

As reflected in the accompanying financial statements, the Company has incurred significant operating net losses since inception and expects to continue to incur losses and generate negative working capital from operations through 2003. Until the Company generates positive cash flow, the Company is dependent on proceeds from the sale of certain assets, successful negotiations related to vendor settlements, refinancing certain equipment, collection of receivables from a former officer and in their absence, an infusion of debt or equity capital.

On February 25, 2003, the Company negotiated a letter of intent to sell the net assets of Mundo Express of NY, Ltd. The proposed sale is subject, among other things, to satisfactory completion of due diligence procedures by the intended buyer and is expected to be completed in August 2003.

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

In March 2003, the Company negotiated settlement agreements with former vendors reducing accounts payable by approximately $1,125,000 for consideration of a $250,000 payment in March 2003, and a promise to pay $123,000 upon completion of certain asset sale/debt restructuring events. These amounts were paid during the second quarter of 2003. The effect on basic and diluted income per share for the three and six months ended June 30, 2003 was $.0077.

In May 2003, the Company negotiated for the escrow and repayment of amounts due to it from a major shareholder. (See Note 6)

In June 2003, the Company negotiated a short-term loan in the amount of $200,000 which is secured by certain receivables of the Company.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2003.

Note 4. Recent Sale of Equity Securities

The Company has issued and sold unregistered securities that have not been previously reported as set forth below.

Between January 11, 2002 and February 12, 2002, we sold 2,320,754 shares of our common stock to Evertrend Holdings Limited at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of our common stock at an exercise price of $0.0269 until March 15, 2002 in connection with this transaction. We paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1993.

Note 5. Discontinued Operations

Revenues and expenses from discontinued operations for the quarter ended June 30, 2003 were $625 and $951, respectively. Revenues and expenses from discontinued operations for the quarter ended June 30, 2002 were $322,820 and $387,016, respectively. Revenues and expenses from discontinued operations for the six months ended June 30, 2003 were $233,595 and $284,070, respectively. Revenues and expenses from discontinued operations for the six months ended June 30, 2002 were $675,846 and $670,099, respectively.

Following is summarized financial information for the discontinued operations:

                                        June 30, 2003        December 31, 2002
                                        -------------        -----------------
Current assets                            $   -0-                $    -0-
Total assets                                  15,075               4,982,772
Current liabilities                           -0-                    357,909
Total liabilities                             -0-                  4,261,898
Net assets of discontinued operations         15,075               1,012,363


Note 6. Note Payable

On June 27, 2003, the Company entered into a loan and security agreement for $200,000. The note is due and payable with monthly installments of principal and interest of $7,500 with a balloon payment due on or before June 26, 2004. The note bears interest at the rate of 15% and is secured by certain receivables of the Company.

Note 7. Related Parties

As of June 30, 2003, advances to related parties include amounts due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. In connection with this receivable, on May 16, 2003, the Company and Mr. Zwebner agreed to amend Mr. Zwebner's termination and severance agreement originally dated June 20, 2002. The new agreement encompasses the following: 1) an extension fee of $12,500 upon signing of the document; 2) monthly payments of $7,500 beginning June 30, 2003; 3) an escrow of YAK common stock in an amount equal to the unpaid principal and interest balance of the notes; and 4) a balloon payment due on May 31, 2004. The Company has agreed to sell Mr. Zwebner 4,000,000 shares of its restricted common stock for $40,000 and reduce the balloon payment due on May 31, 2004 by $40,000 if all other terms of the agreement are kept. In the event of default, the Company will be entitled to receive an equivalent amount of YAK common stock of the then outstanding balance of principal and interest and will have the option of rescinding the sale of its common stock to Mr. Zwebner. The Company has recorded compensation of $40,000 related to the reduction of the balloon payment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," "plans" or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

Investing in Talk Visual common stock involves a high degree of risk. In particular, we need additional funding to continue our operations. Future financing may not be available to us on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in terms of their percentage ownership interest. While we are actively seeking strategic solutions to our funding issues, there is no assurance that we will be able to obtain such financing. For additional risk factors regarding our Company, see "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10KSB to read about factors you should consider before investing in Talk Visual common stock.

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

The principal services that we provide through our Retail Operations Division are long-distance telephone calling in private booths in our stores, with payment for such services collected by a cashier after calls are completed ("call-shop services"), pre-paid calling cards, money transfer services and international package delivery services.

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

General
-------

While economic conditions are predicted to get better and the condition of the Company continues to improve, management continues to take steps to improve the overall performance of the Company. During the second quarter, the Company continued to improve overall infrastructure (network, information systems, etc) with an operational focus on building scale in the Company's core markets (residential and business) by adding customers and traffic. The combination of infrastructure and scale will continue to give the Company the ability to reduce costs, improve service quality, and introduce new products and services.

Growth is expected to continue  through sales and marketing  efforts  focused on
customers  with  significant  long  distance  usage,  especially   international
calling.

During the quarter ended June 30, 2003, among other things, the Company

         o Announced a change in the company's name. Talk Visual Corporation received authority from the Florida Secretary of State to begin doing business as TVC Telecom.
         o Developed a marketing campaign around the theme "It's a whole new ball game".
         o    Developed a national advertisement for placement in the 2003 Major
              League Baseball Official Program Guide for the All Star Game.
         o    Began a complete  revamping of our web site with the  objective of making the site more user-friendly and with an eye to future user interactivity.
         o    Continued to add agents to the Company's growing agent network.
         o Increased second quarter revenue from the business and residential segments by nearly 11% over the first quarter. This growth was the result of increased customer acquisition, an increase in existing customer calling and rapid growth of a primary Internet partner.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003, compared to the three months ended June 30, 2002:

Revenue decreased $0.65 million or 29.9% to $1.53 million for the quarter ended June 30, 2003, from $2.18 million for the quarter ended June 30, 2002. This decrease is due to a concerted effort by the Company to reduce its reliance on call shop revenue as it focused on residential and business traffic. When compared to the second quarter of 2002, the Retail Operations Division increased its residential and business traffic from $0.211 million to $0.544 million for the quarter ended June 30, 2003. The Retail Operations Division, which consists of 9 stores operated by the Company in the New York City/New Jersey area, generated revenue of $0.69 million for the quarter ended June 30, 2003 compared to $0.74 million for the quarter ended June 30, 2002. The decrease in revenue for the Retail Operations Division is due to the sale of one store and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales decreased $0.56 million or 37.4% to $0.94 million for the quarter ended June 30, 2003, from $1.5 million for the quarter ended June 30, 2002. The decrease is directly attributable to the increase in traffic volume in 2003 over 2002.

Gross Profit decreased $0.08 million to $0.59 million for the quarter ended June 30, 2003, from $0.67 million for the quarter ended June 30, 2002. The decrease is due to the changes discussed in Revenue and Cost of Sales. As a percentage of revenue, gross profit increased to 38.4% for the quarter ended June 30, 2003, from 31.0% for the quarter ended June 30, 2002.

Selling, General & Administrative (SG&A) expenses decreased $0.01 million or 1.13% to $0.88 million for the quarter ended June 30, 2003, from $0.89 million for the quarter ended June 30, 2002. The major elements of SG&A are as follows:

                                                  2003            2002
                                               ---------        ---------
          Salaries and benefits               $  350,964       $  384,895
          Travel                                  11,752           28,615
          Office & all other                     127,733           94,974
          Rents, licenses and other expenses     139,288          143,105
          Consultants                             86,516           70,575
          Legal and other professional            40,494           33,790
          Sales & Marketing                      122,078          132,883
                                               ---------        ---------
                     Total                    $  878,825       $  888,837
                                               =========        =========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2002.

Loss from Operations increased $0.05 million or 16.8% to $0.36 million for the quarter ended June 30, 2003, from $0.31 million for the quarter ended June 30, 2002 due to the decreases in revenue and gross profit.

Other (Income)/Expenses decreased $1.18 million or 10,507.3% to a gain of $1.17 million for the quarter ended June 30, 2003, from $0.01 million for the quarter ended June 30, 2002. The primary element of this decrease is a $1.15 million gain from vendor settlements.

Loss from Discontinued Operations decreased $63,870 to $326 for the quarter ended June 30, 2003 from $64,196 for the quarter ended June 30, 2002. This decrease is primarily due to the sale of the Company's property in Toronto, Canada and the cessation of day-to-day operations.

Net Income Applicable to Common Shares increased $1.20 million or 147.4% to $0.81 million for the quarter ended June 30, 2003, from a loss of $0.38 million for the quarter ended June 30, 2002 primarily due to the increases in gross margin percentage, the gain from vendor settlements and the reduction of losses from discontinued operations during 2003.

RESULTS OF OPERATIONS

For the six months ended June 30, 2003, compared to the six months ended June 30, 2002:

Revenue decreased $1.06 million or 26.2% to $2.99 million for the six months ended June 30, 2003, from $4.05 million for the six months ended June 30, 2002. This decrease is due to a concerted effort by the Company to reduce its reliance on call shop revenue as it focused on residential and business traffic. When compared to the first six months of 2002, the Sales Operations Divisions increased its residential and business revenue from $0.30 million to $1.05 million for the six months ended June 30, 2003. The Retail Operations Division, which consists of 9 stores operated by the Company in the New York City/New Jersey area, generated revenue of $1.33 million for the six months ended June 30, 2003 compared to $1.50 million for the six months ended June 30, 2002. The decrease in revenue for the Retail Operations Division is due to the sale of one store and a reduction in the average revenue per minute of usage. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales decreased $0.87 million or 30.4% to $1.99 million for the six months ended June 30, 2003, from $2.86 million for the six months ended June 30, 2002. This decrease is directly attributable to the decrease in traffic volume in 2003 over 2002 and an increase in the gross profit percentage.

Gross Profit decreased $0.19 million to $1.00 million for the six months ended June 30, 2003, from $1.19 million for the six months ended June 30, 2002. This increase is due to the changes discussed in Revenue and Cost of Sales. As a percentage of revenue, gross profit increased to 33.5% from 29.4%.

Selling, General & Administrative (SG&A) expenses decreased $0.04 million or 2.20% to $1.75 million for the six months ended June 30, 2003, from $1.79 million for the six months ended June 30, 2002. The major elements of SG&A are as follows:

                                                   2003            2002
                                               ---------        ---------
          Salaries and benefits               $  683,346       $  764,030
          Travel                                  23,434           50,305
          Office & all other                     236,943          237,391
          Rents, licenses and other expenses     271,740          277,827
          Consultants                            189,082          135,915
          Legal and other professional            87,482           85,436
          Sales & Marketing                      260,371          240,910
                                               ---------      -----------
                     Total                    $1,752,398       $1,791,814
                                               =========      ===========

Salaries and benefits have decreased as a result of the closing of unprofitable stores during 2001.

Loss from Operations increased $0.10 million or 12.7% to $0.89 million for the six months ended June 30, 2003, from $0.79 million for the six months ended June 30, 2002 due to the decreases in revenue and gross profit.

Other (Income)/Expenses decreased $1.16 million or 7,660.4% to a gain of $1.15 million for the six months ended June 30, 2003, from $15,180 for the six months ended June 30, 2002. The primary element of this decrease is a $1.15 million gain from vendor settlements.

Loss from Discontinued Operations increased $56,222 or 978.3% to $50,475 for the six months ended June 30, 2003 from a gain of $5,747 for the six months ended June 30, 2002. This increase is due to final closing costs associated with the sale of its Sacramento property on February 26, 2003.

Net Income Applicable to Common Shares increased $1.01 million or 126.5% to $0.21 million for the six months ended June 30, 2003, from a loss of $0.80 million for the six months ended June 30, 2002 primarily due to the decreases in revenues, increases in gross margin percentage and the gain from vendor settlements during 2003.


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

We had $1,107,553 in cash outflows from operating activities for the six months ended June 30, 2003, compared to cash outflows of $55,698 for the six months ended June 30, 2002. This increase in outflows of $1,051,855 primarily resulted from the extensive payment of accounts payable for the six months ended June 30, 2003.

We had $1,850,682 in net cash from investing activities for the six months ended June 30, 2003, compared to cash outflows of $133,852 for the six months ended June 30, 2002. This increase in cash of $1,984,534 primarily resulted from the proceeds received from the sale of discontinued operations and the sale of securities during the six months ended June 30, 2003 and the acquisition of a new switch during the six months ended June 30, 2002.

Net cash outflows from financing activities amounted to $757,720 for the six months ended June 30, 2003, compared to net cash from financing activities of $56,500 for the six months ended June 30, 2002. This increase in cash outflow of $814,220 primarily resulted from the repayment of all of the Company's secured debt during the six months ended June 30, 2003.

See pages 18-22 of our Annual Report on Form 10KSB for a description of the Company's "Critical Accounting Policies and Estimates."


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

         Exhibit 11 - Computation of Weighted Average Common Stock Shares Outstanding

         Exhibit 31 - Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         Exhibit 32 - Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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