Form 10QSB
period 2003-09-30
TVC TELECOM INC
filed 2003-11-14
CIK 1007367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28330

                            TVC TELECOM INCORPORATED
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 155,175,141 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 11, 2003.

Transitional Small Business Disclosure Format (check one):
                            Yes [ ]   No [X]




                           TVC TELECOM INCORPORATED

                                     INDEX
                                                                        Page No.
                                                                        --------

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets at
                September 30, 2003 and December 31, 2002.                     3

                Condensed Consolidated Statements of Operations for
                the three and nine months ended September 30, 2003 and 2002.  5

                Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 2003 and 2002.            6

                Notes to Condensed Consolidated Financial Statements          8

Item 2.     Management's Discussion and Analysis or Plan
            of Operations                                                    12

Item 3.     Controls and Procedures                                          16


                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                17

Item 6.     Exhibits and Reports on Form 8-K                                 17

Signatures                                                                   18

Certifications                                                               19

Exhibits    Exhibit 11                                                       20
            Exhibit 99.1                                                     21

                                TVC TELECOM INCORPORATED
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       2003            2002
                                                    ------------    ------------
                                                    (unaudited)

                                   ASSETS

CURRENT ASSETS
   Cash                                             $   63,867   $  104,101
   Accounts receivable, net of allowance
    for doubtful accounts of $107,514 and $80,625      414,511      400,194
   Due from former officer                             206,263         --
   Other current assets                                 31,462      133,536
   Assets held for sale, net of reserve
    for impairment of $0 and $3,341,984                   --      1,012,363
                                                    ----------   ----------
   Total current assets                                716,103    1,650,194

DUE FROM FORMER OFFICER                                   --        245,209

PROPERTY AND EQUIPMENT, net                            594,753      795,948

INVESTMENT IN EQUITY SECURITIES                           --        793,204

GOODWILL, net                                          139,268      226,575

OTHER ASSETS                                           119,327      118,574
                                                    ----------   ----------
   TOTAL ASSETS                                     $1,569,451   $3,829,704
                                                    ==========   ==========





            See notes to condensed consolidated financial statements.


                               TVC TELECOM INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2003            2002
                                                     -------------    ------------
                                                      (unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Note payable                                       $    185,068    $    941,667
   Accounts payable                                      1,048,080       2,541,001
   Accrued expenses                                        809,624         594,290
   Other current liabilities                                22,555          49,373
                                                      ------------    ------------
   Total current liabilities                             2,065,327       4,126,331

LONG-TERM DEBT                                             270,900         289,700
                                                      ------------    ------------
   TOTAL LIABILITIES                                     2,336,227       4,416,031
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Series A Convertible redeemable preferred stock,
     par value $.001 per share, 25,000,000 shares
     authorized; none issued or outstanding                   --              --

   Common Stock, par value $.001 per share,
     500,000,000 shares authorized; 155,175,141 and
     148,725,141 shares issued and outstanding             155,176         148,725
   Common Stock Subscribed                                 (40,000)           --
   Additional paid in capital                           24,086,863      24,036,063
   Accumulated deficit                                 (24,968,815)    (24,771,115)
                                                      ------------    ------------
   TOTAL STOCKHOLDERS' DEFICIENCY                         (766,776)       (586,327)
                                                      ------------    ------------
       TOTAL                                          $  1,569,451    $  3,829,704
                                                      ============    ============


            See notes to condensed consolidated financial statements.



                             TALK VISUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                            --------------------------      --------------------------
                                               2003              2002         2003              2002
                                            ----------      ----------      ----------      ----------
REVENUE
 Telecommunication sales and services      $ 1,461,645     $ 1,849,101     $ 4,455,565     $ 5,904,801

COSTS OF SALES AND SERVICES                    989,082       1,355,230       2,979,541       4,216,619
                                            ----------      ----------      ----------      ----------
GROSS PROFIT                                   472,563         493,871       1,476,024       1,688,182
                                            ----------      ----------      ----------      ----------
COSTS AND EXPENSES
 Selling, general and administrative           705,374         910,107       2,457,772       2,701,921
 Depreciation and amortization                  68,249          63,176         205,620         251,966
                                            ----------      ----------       ---------       ---------
Total costs and expenses                       773,623         973,283       2,663,392       2,953,887
                                            ----------      ----------       ---------       ---------
LOSS FROM OPERATIONS                          (301,060)       (479,412)     (1,187,368)     (1,265,705)
                                            ----------      ----------       ---------       ---------
OTHER (EXPENSE) INCOME
 Interest expense, net                          (3,921)        (11,250)        (12,263)        (33,751)
 Non Cash Stock Compensation                   (11,250)              -         (55,250)              -
 Gain (loss) on disposal of property
   and equipment                                (5,002)         (4,642)         (5,002)          2,679
 Vendor Settlements                                  -         300,000       1,152,770         300,000
 Gain on sale of securities                          -               -          47,242               -
 Goodwill impairment                           (87,307)              -         (87,307)       (339,208)
                                            ----------       ----------      ---------       ---------
                                              (107,480)        284,108       1,040,190         (70,280)


LOSS FROM CONTINUING OPERATIONS               (408,540)       (195,304)       (147,178)     (1,335,985)

LOSS FROM DISCONTINUED OPERATIONS                  (46)        (21,368)        (50,521)        (15,620)
                                            ----------      ----------      ----------       ---------

NET LOSS                                   $  (408,586)    $  (216,672)    $  (197,699)    $(1,351,605)
                                            ==========      ==========       =========       =========

NET LOSS PER COMMON SHARE - BASIC:
 Continuing operations                     $   (0.0027)    $   (0.0013)    $   (0.0010)     $  (0.0090)
 Discontinued operations                       (0.0000)        (0.0001)        (0.0003)        (0.0001)
                                            ----------      ----------       ---------       ---------
Net Loss                                   $   (0.0027)    $   (0.0014)    $   (0.0013)     $  (0.0091)
                                            ==========      ==========       =========       =========
 Weighted average number of common shares
  outstanding                              154,031,807     149,216,741     150,508,845     148,718,434
                                            ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
 Continuing operations                     $         *     $         *     $         *      $        *
 Discontinued operations                             *               *               *               *
                                            ----------      ----------       ---------       ---------
Net income (loss)                          $         *      $        *     $         *     $         *
                                            ==========      ==========       =========       =========
 Weighted average number of common shares
  outstanding                                        *               *               *               *
                                            ==========      ==========      ==========      ==========

(*) The effect of common stock options and warrants is excluded from diluted earnings per share as its inclusion would be anti-dilutive for all periods.


            See notes to condensed consolidated financial statements.


                                  TVC TELECOM INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                              2003           2002
                                                          -----------    -----------
Cash Flows From Operating Activities:
Net Loss                                                  $  (197,699)   $(1,351,605)

Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                               205,620        251,966
  Impairment of goodwill                                       87,307        339,208
  Provision for uncollectible accounts                         26,889           --
  Vendor Settlements                                       (1,152,770)      (300,000)
  Loss from discontinued operations                              --           15,620
  Gain on Sale of Securities                                  (47,242)          --
  Gain on disposition of property and equipment                  --           (2,679)
  Stock issued for compensation                                55,250           --
  Amortization of loan costs
    from discontinued operations                                 --           42,165

Changes in operating assets and liabilities:
  Accounts receivable                                         (41,206)      (173,928)
  Other current assets                                        104,074          4,398
  Other assets and equity securities                             (753)       (29,218)
  Accounts payable                                           (340,152)       711,347
  Accrued expenses                                            215,336         54,782
  Other current liabilities                                   (26,818)       (56,047)
                                                          -----------    -----------
    Net Cash Used in Operating Activities                  (1,112,164)      (493,991)
                                                          -----------    -----------
Cash Flows from Investing Activities:

  Purchase of property and equipment                           (4,425)      (197,545)
  Net advances to/(repayments from) related parties            (1,054)       106,093
  Proceeds from sale of discontinued operations             1,012,362           --
  Proceeds from sale of securities                            840,446           --
  Other                                                          --             --
                                                          -----------    -----------
    Net Cash Provided by (Used in) Investing Activities     1,847,329        (91,452)
                                                          -----------    -----------


            See notes to condensed consolidated financial statements.



                                 TVC TELECOM INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                             2003               2002
                                                           ---------         ---------
Cash Flows from Financing Activities:
  Payments on notes payable and long-term debt             (975,646)           --
  Borrowings on debt                                        200,247            --
  Net proceeds from note payable                               --           350,000
  Net proceeds from common stock transactions                  --            56,500
                                                          ---------       ---------
    Net Cash Provided by (used in) Financing Activities    (775,399)        406,500
                                                          ---------       ---------

Decrease in cash and cash equivalents                       (40,234)       (178,943)
Cash and cash equivalents at beginning of period            104,101         323,928
                                                          ---------       ---------
Cash and cash equivalents at end of period                $  63,867       $ 144,985
                                                          =========       =========






            See notes to condensed consolidated financial statements.

                                TVC TELECOM INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General and Summary of Business and Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and September 30, 2002, and the cash flows for the nine months ended September 30, 2003 and September 30, 2002 are included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The effective tax rate for the nine months ended September 30, 2003, differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance.

Income (Loss) Per Common Share

Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended September 30, 2003 and 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

                                TVC TELECOM INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" "SFAS 146". This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. Adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"- an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the three and nine months ended September 30, 2003 and 2002 no compensation was recorded. If compensation cost had been determined based on the fair value at the grant date for awards in the three months and the nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------
Net loss, as reported                      ($  408,586)   ($  216,672)   ($  197,699)   ($1,351,605)
Less:  Pro forma stock based employee
compensation, net of related tax effects        (6,268)        (6,268)       (18,803)        (6,268)
                                           -----------    -----------    -----------    -----------


Pro forma net loss                         ($  414,854)   ($  222,940)   ($  216,502)   ($1,357,873)
                                           -----------    -----------    -----------    -----------


Loss per share
      Basic & Diluted, as reported         ($   0.0027)   ($   0.0014)   ($   0.0013)   ($   0.0091)
                                           -----------    -----------    -----------    -----------
         Basic & Diluted, pro forma         ($  0.0027)   ($   0.0015)   ($   0.0014)   ($   0.0091)
                                           -----------    -----------    -----------    -----------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without

                                TVC TELECOM INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after September 30, 2003. The Company is currently assessing the impact of SFAS No. 149, which is not expected to have a material impact on the Company's financial statements.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform into the 2003 presentation.


Note 3. Financial Condition and Liquidity

As reflected in the accompanying financial statements, the Company has incurred significant operating losses since inception and expects to continue to incur losses and generate negative working capital from operations through 2003. Until the Company generates positive cash flow, the Company is dependent on proceeds from the sale of certain assets, successful negotiations related to vendor settlements, refinancing certain equipment, collection of receivables from a former officer and in their absence, an infusion of debt or equity capital.

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

                               TVC TELECOM INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company negotiated settlement agreements with former vendors reducing accounts payable by approximately $1,150,000 for consideration of a $250,000 payment in March 2003, and a promise to pay $123,000 upon completion of certain asset sale/debt restructuring events. These amounts were paid during the second quarter of 2003. The effect on basic and diluted income per share for the three and nine months ended September 30, 2003 was $.0077.

In May 2003, the Company negotiated for the escrow and repayment of amounts due to it from a major shareholder. (See Note 7)

In June 2003, the Company negotiated a short-term loan in the amount of $200,000 which is secured by certain receivables of the Company.

On August 1, 2003, the Company entered into an operating agreement covering the day-to-day operations of seven of the eight stores in its Retail Operations Division (Mundo Express). The operating agreement provided that all risk of ownership was transferred to the operator pending the completion of the sale of the net assets of Mundo Express. On October 27, the Company announced the completion of the sale of the net assets of Mundo Express of NY, Ltd. for $210,000.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2003.


Note 4. Recent Sale and Issuance of Equity Securities

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

On August 13, 2003, in accordance with its agreement with non-employee directors, the Company issued 450,000 shares of its common stock and recorded a non-cash compensation expense in the amount of $11,250.

In the third quarter of 2003, in connection with the exercise of a warrant issued in September of 2002, the Company issued 2,000,000 shares of its common stock in exchange for a note receivable of $2,000.


Note 5. Discontinued Operations

Revenues and expenses from discontinued operations for the quarter ended September 30, 2003 were $0 and $46, respectively. Revenues and expenses from discontinued operations for the quarter ended September 30, 2002 were $304,434 and $325,802, respectively. Revenues and expenses from discontinued operations for the nine months ended September 30, 2003 were $233,595 and $284,116, respectively. Revenues and expenses from discontinued operations for the nine months ended September 30, 2002 were $980,280 and $995,900, respectively.

Following is summarized financial information for the discontinued operations:

                                       September 30, 2003   December 31, 2002

Current assets                          $     --               $     --
Total assets                                 4,372              4,982,772
Current liabilities                           --                  357,909
Total liabilities                             --                4,261,898
Net assets of discontinued operations        4,372              1,012,363

                               TVC TELECOM INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Note Payable

On June 27, 2003, the Company entered into a loan and security agreement for $200,000. The note is due and payable with monthly installments of principal and interest of $7,500 with a balloon payment due on or before June 26, 2004. The note bears interest at the rate of 15% and is secured by certain receivables of the Company.


Note 7. Related Parties


As of September 30, 2003, due from former officer represents amounts due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. In connection with this receivable, on May 16, 2003, the Company and Mr. Zwebner agreed to amend Mr. Zwebner's termination and severance agreement originally dated June 20, 2002. The new agreement encompasses the following: 1) an extension fee of $12,500 upon signing of the document; 2) monthly payments of $7,500 beginning September 30, 2003; 3) an escrow of YAK common stock in an amount equal to the unpaid principal and interest balance of the notes; and 4) a balloon payment due on May 31, 2004. The Company has agreed to sell Mr. Zwebner 4,000,000 shares of its restricted common stock for $40,000 and reduce the balloon payment due on May 31, 2004 by $40,000 if all other terms of the agreement are kept. In the event of default, the Company will be entitled to receive an equivalent amount of YAK common stock of the then outstanding balance of principal and interest and will have the option of rescinding the sale of its common stock to Mr. Zwebner. The Company has recorded compensation of $40,000 related to the reduction of the balloon payment.


Note 8.  Subsequent Events

Effective as of October 27, 2003, the Company completed the sale of the net assets of its wholly-owned subsidiary Mundo Express of NY, Ltd., a New York corporation ("Mundo Express") to Mateo Express, Inc., a privately held New York corporation ("Mateo Express"), in accordance with the terms and conditions of an Asset Purchase Agreement for $210,000 and a two-year renewable strategic alliance/supplier agreement specifying the Company as the exclusive supplier of long-distance services.

On November 14, 2003, the Company authorized the issuance of 5,600,000 shares of its common stock to Harley Rollins (the Company's Chairman and Chief Executive Officer). Under the terms of this issuance, the Company has the right to recover 155,556 shares for each month through January, 2006, that Mr. Rollins is not with the Company. The Company's Compensation Committee took this action due to the lack of available options under the Employee Stock Option Plan.

On November 14, 2003, the Company authorized the issuance of 4,000,000 shares of its common stock to Phil Sitton (the Company's Chief Operating Officer). Under the terms of this issuance, the Company has the right to recover 83,333 shares for each month through March 2008 that Mr. Sitton is not with the Company. The Company's Compensation Committee took this action due to the lack of available options under the Employee Stock Option Plan.

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

Investing in TVC Telecom common stock involves a high degree of risk. In particular, we need additional funding to continue our operations. Future financing may not be available to us on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in terms of their percentage ownership interest. While we are actively seeking strategic solutions to our funding issues, there is no assurance that we will be able to obtain such financing. For additional risk factors regarding our Company, see "Risk Factors" beginning on page 22 of the Company's Annual Report on Form 10KSB to read about factors you should consider before investing in TVC Telecom common stock.

BUSINESS AND ORGANIZATION

Overview

Our company, TVC Telecom Incorporated (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments which include the Latin American expatriate business and consumer communities. Our Sales Division is based in Miami, Florida, generates sales through a variety of means including direct sales, agent partnerships, internet marketing and targeted affinity campaigns.

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

General

While economic conditions continue to show signs of improvement, management continues to take steps to improve the overall performance of the Company. During the third quarter, the Company continued to improve its future growth prospects by adding customers, traffic and identifying new sales outlets. The continued focus on its core market and the ability of the Company to efficiently add new customers while keeping costs low continue to allow the Company to reduce losses and move closer to profitability.

Growth is expected to continue through sales and marketing efforts focused on underserved markets where there are customers with significant long distance usage, especially international calling.

During the quarter ended September 30, 2003, among other things, the Company

         o Reached a tentative agreement to sell its retail operations division in New York and New Jersey while keeping the new purchaser as a major customer.
         o   Began advertising in 4 new outlets in South Florida.
         o Continued a revamping of our web site with the objective of making the site more user-friendly and with an eye to future user interactivity.
         o   Continued to add agents to the Company's growing agent network.
         o Completed all activities associated with the name change from Talk Visual to TVC Telecom. o Initiated new invoice payment options including EFT/ACH (check by phone, automatic checking account debit, etc).
         o   Began implementing the plan to increase network capacity.
         o   Enhanced the security of the network.
         o Actively participated in several national and local conferences and exhibitions.
         o Increased third quarter revenue from the business and residential segments by nearly 6% over the second quarter. This growth was the result of increased customer acquisition, an increase in existing customer calling and rapid growth of a primary Internet partner.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003, compared to the three months ended September 30, 2002:

Revenue decreased $0.39 million or 20.9% to $1.46 million for the quarter ended September 30, 2003, from $1.85 million for the quarter ended September 30, 2002. This decrease is due to a concerted effort by the Company to reduce its reliance on call shop revenue as it focused on residential and business traffic. When compared to the third quarter of 2002, the Retail Operations Division decreased its total revenue from $1.21 million to $1.17 million for the quarter ended September 30, 2003; however, the business and residential portion of the Retail Operations Division increased 48%. The Retail Operations Division, which consists of 8 stores operated by the Company in the New York City/New Jersey area, generated revenue of $0.3 million for the quarter ended September 30, 2003 compared to $0.73 million for the quarter ended September 30, 2002. The decrease in revenue for the Retail Operations Division is due to the operating agreement to transfer all risk of ownership and the day-to-day management of the stores preceding the sale of the stores in October, 2003. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales decreased $0.37 million or 27.0% to $0.99 million for the quarter ended September 30, 2003, from $1.36 million for the quarter ended September 30, 2002. The decrease is directly attributable to the decrease in traffic volume in 2003 over 2002.

Gross Profit decreased $21,308 to $0.472 million for the quarter ended September 30, 2003, from $0.494 million for the quarter ended September 30, 2002. The decrease is due to the changes discussed in Revenue and Cost of Sales. As a percentage of revenue, gross profit increased to 32.3% for the quarter ended September 30, 2003, from 26.7% for the quarter ended September 30, 2002.

Selling, General & Administrative (SG&A) expenses decreased $0.2 million or 22.63% to $0.70 million for the quarter ended September 30, 2003, from $0.91 million for the quarter ended September 30, 2002. The major elements of SG&A are as follows:

                                                  2003            2002
                                                --------        ---------
          Salaries and benefits               $  241,399       $  350,549
          Travel                                  14,319           25,451
          Office & all other                      93,055          140,012
          Rents, licenses and other expenses      75,681          139,988
          Consultants                             85,911           86,606
          Legal and other professional            36,750           42,384
          Sales & Marketing                      158,259          125,117
                                               ---------      -----------
                     Total                    $  705,374       $  910,107
                                               =========      ===========

Overall SG&A expenses have decreased as a result of the operating agreement in place during the third quarter for the Retail Operations Division preceding its sale in October of 2003. The quarterly reduction in SG&A as a result of the sale of the Retail Operations Division is approximately $293,000 per quarter.

Loss from Operations decreased $0.17 million or 36.5% to $0.30 million for the quarter ended September 30, 2003, from $0.48 million for the quarter ended September 30, 2002 due to the decreases in SG&A expenses.

Other Income/(Expenses) decreased $0.39 million or 139.0% to a loss of $0.11 million for the quarter ended September 30, 2003, from a gain of $0.28 million for the quarter ended September 30, 2002. The primary elements of this decrease are a goodwill impairment charge of $0.09 million relating to the sale of the Company's Retail Operations Division in October 2003 and the presence of a $0.3 million gain from vendor settlements in the third quarter of 2002.

Loss from Discontinued Operations decreased $21,322 to $46 for the quarter ended September 30, 2003 from $21,368 for the quarter ended September 30, 2002. This decrease is primarily due to the sale of the Company's property in Sacramento, California and the cessation of day-to-day operations.

Net Loss Applicable to Common Shares increased $0.19 million or 86.4% to $0.41 million for the quarter ended September 30, 2003, from $0.22 million for the quarter ended September 30, 2002 primarily as a result of the increase in Other Expenses for the third quarter of 2003.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002:

Revenue decreased $1.45 million or 24.54% to $4.45 million for the nine months ended September 30, 2003, from $5.90 million for the nine months ended September 30, 2002. This decrease is due to a concerted effort by the Company to reduce its reliance on call shop revenue as it focused on residential and business traffic. When compared to the first nine months of 2002, the Sales Operations Divisions decreased its total revenue from $3.68 million to $2.83 million for the nine months ended September 30, 2003; however, the business and residential portion of the Sales Operation Division increased by 75%. The Retail Operations Division, which consists of 8 stores operated by the Company in the New York City/New Jersey area, generated revenue of $1.63 million for the nine months ended September 30, 2003 compared to $2.69 million for the nine months ended September 30, 2002. The decrease in revenue for the Retail Operations Division is due to the operating agreement to transfer day-to-day management of the stores preceding the sale of the stores in October, 2003. Revenue is recognized and recorded at the time of customer usage.

Cost of Sales decreased $1.24 million or 29.3% to $2.98 million for the nine months ended September 30, 2003, from $4.22 million for the nine months ended September 30, 2002. This decrease is directly attributable to the decrease in traffic volume in 2003 over 2002 and an increase in the gross profit percentage.

Gross Profit decreased $0.21 million to $1.48 million for the nine months ended September 30, 2003, from $1.69 million for the nine months ended September 30, 2002. This increase is due to the changes discussed in Revenue and Cost of Sales. As a percentage of revenue, gross profit increased to 33.1% from 28.6%.

Selling, General & Administrative (SG&A) expenses decreased $0.24 million or 9.04% to $2.46 million for the nine months ended September 30, 2003, from $2.70 million for the nine months ended September 30, 2002. The major elements of SG&A are as follows:

                                                  2003            2002
                                               ---------        ---------
          Salaries and benefits               $  924,745       $1,114,579
          Travel                                  37,753           75,756
          Office & all other                     329,998          377,404
          Rents, licenses and other expenses     347,421          417,816
          Consultants                            274,993          222,520
          Legal and other professional           124,232          127,820
          Sales & Marketing                      418,630          366,026
                                               ---------      -----------
                     Total                    $2,457,772       $2,701,921
                                               =========      ===========

SG&A expenses have decreased as a result of strict cost control measures implemented by the Company as well as the operating agreement in place during the third quarter for the Retail Operations Division preceding its sale in October of 2003.

Loss from Operations decreased $0.08 million or 6.18% to $1.19 million for the nine months ended September 30, 2003, from $1.26 million for the nine months ended September 30, 2002 due to the decreases in gross profit and SG&A expense.

Other Income/(Expenses) increased $1.11 million or 1,580.1% to a gain of $1.04 million for the nine months ended September 30, 2003, from a loss of $70,280 for the nine months ended September 30, 2002. The primary element of this increase is a $0.85 million increase in gains from vendor settlements.

Loss from Discontinued Operations increased $34,901 or 223.4% to $50,521 for the nine months ended September 30, 2003 from a loss of $15,620 for the nine months ended September 30, 2002. This increase is due to final closing costs associated with the sale of its Sacramento property on February 26, 2003.

Net Loss Applicable to Common Shares decreased $1.15 million or 85.4% to $0.2 million for the nine months ended September 30, 2003, from $1.35 million for the nine months ended September 30, 2002 primarily due to the decrease in SG&A expenses and the changes in Other (Income)/Expenses during 2003.


LIQUIDITY AND CAPITAL RESOURCES

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

We had $1,112,164 in cash outflows from operating activities for the nine months ended September 30, 2003, compared to cash outflows of $493,991 for the nine months ended September 30, 2002. This increase in outflows of $618,173 primarily resulted from the extensive payment of accounts payable for the nine months ended September 30, 2003.

We had $1,847,329 in net cash inflows from investing activities for the nine months ended September 30, 2003, compared to cash outflows of $91,452 for the nine months ended September 30, 2002. This increase in cash of $1,938,781 primarily resulted from the proceeds received from the sale of discontinued operations and the sale of securities during the nine months ended September 30, 2003 and the acquisition of a new switch during the nine months ended September 30, 2002.

Net cash outflows from financing activities amounted to $775,399 for the nine months ended September 30, 2003, compared to net cash inflows from financing activities of $406,500 for the nine months ended September 30, 2002. This increase in cash outflow of $1,181,899 primarily resulted from the repayment of all of the Company's secured debt during the nine months ended September 30, 2003.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on August 13, 2003.

     The directors elected at the meeting were:

                                           For          Withheld
                                        ------------  ------------
         Harley L. Rollins               124,919,456      769,971
         Clinton H. Snyder               122,503,731    3,185,696
         Rodney W. Sturm                 123,933,465    1,755,962
         Joseph A. Guzman                123,753,815    1,935,612

     Ratification of the selection of Kaufman Rossin & Co., as the Company's independent auditors for the fiscal year ending December 31, 2003:

                                For          Against        Withheld
                            ------------  --------------  ------------
                            124,882,059       560,394        186,974

     Approval of an amendment to the Company's 1995 Stock Option/Stock Issuance Plan to increase the number of common shares available for issuance by an additional 15,000,000:

                                For          Against        Withheld
                            ------------  --------------  ------------
                             20,514,235     9,294,163        281,400

         Approval of an amendment to the Company's Articles of Incorporation to the change the name of the Company from Talk Visual Corporation to TVC Telecom
Incorporated:

                                For          Against        Withheld
                            ------------  --------------  ------------
                             125,172,729      336,768        119,730

The foregoing matters are described in detail in the Company's proxy statement dated June 28, 2003 for the 2003 Annual Meeting of Stockholders.


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

Date: November 14, 2002       TVC TELECOM INCORPORATED


                              /s/ HARLEY L. ROLLINS
                              ------------------------------------
                              Harley L. Rollins  President,  Chief
                              Executive    Officer    and    Chief
                              Financial     Officer     (principal
                              executive   officer  and   principal
                              financial  and  accounting  officer)
                              and Director