Form 10KSB
period 2003-12-31
TVC TELECOM INC
filed 2004-04-15
CIK 1007367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ______ to _____

                         Commission File Number 0-28330
                                                -------

                             TVC TELECOM INCORPORATED
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

Securities registered under Section 12 (b) of the Exchange Act:

                                                Name of each exchange on which
Title of each class                             registered
--------------------                            -------------------------------
      None                                                 None

Securities registered under Section 12(g) of the Exchange Act:
                Common stock,  par value $.001
---------------------------------------------------------------
                       (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]


State issuer's  revenues for its most recent fiscal year.  $6,095,728

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 30, 2004 was: $1,661,982.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock,$.001 par value; 156,175,141 shares as of March 30, 2004.

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

                      Documents incorporated by reference:

     Document                                  Item (s) Into Which Incorporated
  -------------                                --------------------------------
      None

Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]  No [X]

                            TVC TELECOM INCORPORATED

                                  Form 10-KSB

Table of Contents

Part I.                                                              Page No.
                                                                     --------

   Item 1.         Description of Business                                  4
   Item 2.         Description of Property                                  9
   Item 3.         Legal proceedings                                        9
   Item 4.         Submission of matters to vote of security holders        9

Part II.
   Item 5.         Market for registrants' common equity and related        9
                   stockholder matters
   Item 6.         Management's discussion and analysis of financial       11
                   condition and results of operations
   Item 7.         Financial statements                                    21
                   (see table of contents, page 21)
   Item 8.         Changes in and disagreements with accountants on
                           Accounting and Financial Disclosure             45
   Item 8A.                Controls and procedures                         45

Part III.
   Item 9.         Directors and executive officers of the registrant      45
   Item 10.        Executive compensation                                  46
   Item 11.        Security ownership of certain beneficial owners and     49
                   management
   Item 12.        Certain relationships and related transactions          50
   Item 13.        Exhibits and reports on Form 8-K                        51
   Item 14.        Principal accounting fees and services                  52

                                     PART I

Introductory Statement
----------------------

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the registrant "expects", "estimates", "anticipates", "believes", "plans", "projects" or "intends" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, and actual results may differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to:

         - our ability to effectively manage its various businesses in a rapidly changing environment;
         -    the timing of new product introductions;
         -    retail  acceptance  of our  products;
         -    our ability to adapt and expand its product offerings;
         - the cost of, and demand for, customer service and technical support; - price pressures in the competitive environment;
         -    the consummation of possible acquisitions; and
         - our ability to integrate acquired operations into our existing business and manage growth.

Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

                               BACKGROUND
General

Our company, TVC Telecom Incorporated fka Talk Visual Corporation (referred to herein as "we" or "the Company"), is a provider of voice telecommunications services to key business and consumer market segments in the United States. These market segments consist of multiple sub-segments of underserved ethnic markets which include the Latin American expatriate business and consumer communities. We generate sales through a variety of means including direct sales, internet marketing and agent partnerships.

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

Based on recent changes within the telecommunications industry and previous investment, we believe that we will be able to continue to generate sales by providing both cost-competitive pricing and superior quality service to business customers through our Sales Division on a cost effective basis. This is due to several factors. First, the capital expenditure required to efficiently run a telephony network has greatly decreased due to excess equipment available in the market. Second, the systems currently installed by the Company or generally available allow the Company to operate extremely efficiently. Third, our volume of voice minutes allows for effective negotiations with suppliers on voice product pricing. Finally, management believes that we are well positioned to generate high growth in sales as a successful commercial telecommunications sales operation.

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


Overview
--------

Our first products and services offered in 1999 were the sale of videocalling services and the resale of videocalling equipment. During 2000, we expanded our videocalling network internationally, increased the number of shops we operated to 4 and increased our customer base and product offering primarily through the acquisition of 11 telephone call shops in the greater New York City/New Jersey area. During 2001, 2002, and 2003, we closed or sold our call shops operating in the New York City/New Jersey area (our Retail Operations Division), discontinued our agreements with our international videocalling partners and began to focus heavily on the Latin expatriate community's requirements for business and residential telecommunication services. In 2003, we expanded our focus to include multiple ethnic markets while reducing the overall operating costs of the Company including the sale of our Retail Operations Division.


Sales Division
--------------

Our Sales Division consists of a Direct Sales Group and a Dealer Sales Group. Each sales group represents specific products and target markets within the telecommunications market. Our network design allows us to provide domestic and international long distance service to businesses, residential accounts, independent call shops and resale carriers for use of our service anywhere within the continental United States. Descriptions of the Direct Sales Group and the Dealer Sales Group are as follows:

         o Direct Sales: Sales are generated by an internal sales force that sells directly to businesses, residential customers and call shops. This group consists of individual employees with monthly sales targets who are compensated with a base salary plus commission. New customer sales are generated through "cold calling" efforts, direct marketing, trade shows and existing client referrals. The primary service sold is domestic and international long distance, with specific focus on business customers with substantial international traffic and ethnic residential customers. Additionally, our Direct Sales force sells our EZ-Global Call and Pre-Paid services.

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

Services offered through our Direct Sales and Dealer Sales Groups include:

         o    International and Domestic Long Distance,
         o    Domestic Toll-Free Services, and
         o    Domestic  Cellular and Residential  Pre-Paid  Services  (EZ-Global
              Call).

In 2004, our Sales Division will introduce several new products including

         o    Favorite country calling plans
         o    International Toll-Free capability

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

         o Our Web Sales and internet partnerships give us the ability to reach customers in areas where we do not have a direct or dealer sales presence. Our Web Sales Group offers customers the option of accessing the Company and our services via a new web site. Ordering via a web site is a low cost method of acquisition and offers an easy, informative and convenient way for existing and potential customers to order our products and services.

         o Our Paired City partnership gives us the ability to cross-market our services with a partner in Mexico on a geographic market-by-market basis. We believe working with potential customers in their home city as well as their location within the United States will give us a significant advantage over most other U.S. companies.

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

For the year ended December 31, 2003, our sales totaled $6,095,728, serving approximately 6,200 customers.

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

Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, payment of various fees and surcharges, and compliance with service standards and consumer protection rules. State requirements may also require various pricing and asset sale or financing approval. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities.

REAL ESTATE OPERATIONS
----------------------

During 2003 we continued to operate certain real estate in Sacramento, California. On February 26, 2003, we completed the sale and disposition of our property in Sacramento.

EMPLOYEES
---------

As of December 31, 2003, we had a total of 14 full-time employees and two part-time employees. Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

We lease space at our principal headquarters in Miami, Florida. The Miami location serves as the core sales, support and marketing facility headquarters for our executive, engineering, sales, human resources and finance personnel. The following is a listing of the significant leased facilities:

         Location                      Square Footage       Expiration Date
--------------------------------       --------------       ---------------

Miami, Florida - Headquarters              5,702             June 30, 2007


Management believes it carries sufficient and adequate insurance on its headquarters.

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

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board market under the symbol TVCE. Prior to May 14, 1996, there was no public trading market for our common stock. After we began public trading on May 14, 1996, and until April 7, 1999, our common stock was quoted on the Nasdaq SmallCap Market(SM) under the symbol LGCY (from May 14, 1996 through February 28, 1999) and under the symbol TVCP (from March 1, 1999 through April 7, 1999). The following table sets forth the range of high and low closing bid prices for each period indicated as reported by Pink Sheets LLC (formerly the National Quotation Bureau, LLC):

Price Range for Common Stock
----------------------------

YEAR ENDED DECEMBER 31, 2002         High               Low
                                    ------             ------
   First Quarter                    $0.0390            $0.0120
   Second Quarter                    0.0300             0.0110
   Third Quarter                     0.0145             0.0095
   Fourth Quarter                    0.0165             0.0090

YEAR ENDED DECEMBER 31, 2003         High               Low
                                    ------             ------
   First Quarter                    $0.013             $0.0077
   Second Quarter                    0.0155             0.0105
   Third Quarter                     0.036              0.011
   Fourth Quarter                    0.026              0.016

YEAR ENDING DECEMBER 31, 2004        High                Low
                                    ------             ------
   First Quarter
     (through March 30,2004)        $0.027             $0.016

The Closing bid price of our common stock on the OTC Bulletin Board was $0.021 on March 30, 2004.

The quotations noted above, with respect to transactions on the OTC Bulletin Board, represent prices between dealers and do not include retail markups, markdowns or commissions.

HOLDERS
-------

As of March 30, 2004, there were 156,175,141 shares of our common stock outstanding, representing approximately 9,100 beneficial holders.

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

Between January 11, 2002 and February 12, 2002, we sold 2,320,754 shares of our common stock to Evertrend Holdings Limited ("Evertrend")at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement between us and Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000.00 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of our common stock at an exercise price of $0.0269 exercisable through March 15, 2002, in connection with this transaction. We paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

We have issued and sold unregistered securities during 2002 and 2003 as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144 or Regulation S under the Securities Act of 1933, and appropriate restrictive legends were affixed to the securities in each transaction.

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

In December 2002, the Company returned to treasury 3,675,000 shares of its common stock. The Company had requested the return of 3,175,000 shares from Mr. Michael Zwebner, our former Chairman, because the consideration for such shares was never received. The Board voted in December 2002 to cancel the 500,000 shares that had been awarded to Mr. Pedro Sanchez, the Company's former chief technical officer.

On June 16, 2003, the Company issued 4,000,000 shares of its common stock into escrow in exchange for $40,000 in escrow pursuant to a termination and severance agreement with Mr. Zwebner.

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

On November 18, 2003, the Company sold 1,000,000 shares of its common stock to Rodney W. Sturm for $18,000.

Other Matters
-------------

On February 5, 2001, our Board of Directors authorized a one-for-three reverse split of our common stock, effective at the discretion and judgment of Management. On August 12, 2002, the Company's shareholders' approved an amendment to the Company's by-laws allowing management to effect a reverse split of the Company's Common Stock if and when it is deemed appropriate. As of March 30, 2004, management has not and currently does not have any plans to implement a reverse split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were organized as Legacy Software, Inc. ("Legacy") in California in December 1989, as a successor to a partnership formed in 1986, reincorporated in Delaware in March 1996, and reincorporated in Nevada in June 1999. We completed an initial public offering of 1,150,000 shares of our common stock, par value $.001 per share, in May 1996. In September 1998, we effected a one for three (1:3) reverse split of our common stock. From our inception until October 1998, Legacy primarily developed and sold educational entertainment software. On September 14, 1998, Legacy had ceased developing and marketing software products and began focusing on the business activities of Videocall. On March 1, 1999, Legacy's name was changed to Talk Visual Corporation.

Prior to August 24, 1999, we were considered a development stage company. On August 24, 1999, we launched our telecommunications services through wholly owned retail stores in the United States and joint venture partners in Europe, Israel, Canada, Asia and South America.

In July 2000, we purchased through a wholly owned subsidiary, the assets of 11 retail telephone call shop stores operating in the New York City/New Jersey market.

In 2002, among other things, the Company:

         o Focused on delivering telecommunication services to the market in key areas such as South Florida, New York and Los Angeles;

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

2003 Highlight Summary

While the economy showed signs of improvement during 2003, the year was one in which the TVC management team continued to take a number of steps to improve the overall performance of the Company. To this end, improvements were made to the Company's infrastructure (network, information systems, etc), the organization was realigned, and greater operational focus was placed on the core (business and residential) markets. In addition, sales and marketing efforts were more directly focused on underserved markets where the customers have significant demand for long distance calling, especially international calling.

During 2003, the Company

         o Began more aggressively growing the core business and consumer sectors while reducing reliance on the higher risk call shop market.

         o Consistent with the aforementioned strategy, sold the retail operations in New York and New Jersey while keeping the new purchaser as a major customer.

         o    Conducted   extensive  reviews  of  the  key  customer   impacting
              processes (billing, customer service, provisioning, etc) and identified opportunities to improve productivity, reduce costs, and realign resources.

         o    Continued to grow the agent sales channel.

         o Improved the overall cash position of the Company by converting assets on the balance sheet to cash for use as working capital.

         o Improved billing functionality and flexibility with an eye to future service offerings and billing options.

         o Initiated and completed all activities associated with changing the Company's name - an action taken to better reflect the modified business focus.

         o    Launched   a  sales  and   marketing   campaign   in  new   venues
              (publications, exhibitions, conferences, etc) that reflected the new business strategy.

         o    Enhanced the security of the network.

         o    Initiated new bill payment options.

         o    Began a major overhaul of its web site.

The Company believes that the actions taken and the accomplishments achieved in 2003 provide a springboard for continued improvement in performance. During 2004, the Company plans to

         o Continue special promotions for the residential and business markets

         o Introduce new offers and service enhancements that focus on (1) businesses "expanding their reach" and service areas and (2) allowing residential customers to "stay connected" wherever they are.

         o Aggressively act on its partnership with a Mexican partner as well as with some US companies to begin offering customized phone service to the large group of Mexican migrant workers that are located in multiple small markets around the US.

         o Add network capacity and redundancy to its key markets while implementing its own CIC code for use in late 2004 or early 2005. These actions will increase the Company's ability to compete while increasing control over its own network.

         o Add interactive features and functions to the web site that will allow customers and agents to view on-line information, place orders, etc.

         o    Continue   expanding   its   geographic   reach  by  adding  sales
              representatives and agents.

         o Continue improving its processes to appropriately manage the increase in the customer base.

While taking these actions to increase the core business, the Company will continue to manage the revenue stream from the retail call shop market. In addition, the Company will consider opportunities that create synergy and expansion of its business or result in immediate returns for its shareholders.

Currently, revenues consist of the reselling of long distance services to business and residential customers, and call shops in several major markets.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2003 compared to Fiscal Year Ended December 31, 2002
--------------------------------------------------------------------------------
Revenue decreased $1.3 million or 17.7% to $6.1 million for the year ending December 31, 2003, from $7.4 million for the year ending December 31, 2002. This decrease is attributable to the sale of the stores in the New York/New Jersey area.

Cost of Sales decreased $1.0 million or 19.8% to $4.2 million for the year ending December 31, 2003, from $5.2 million for the year ending December 31, 2002. This decrease is directly attributable to the sale of the stores in the New York/New Jersey area.

Gross Profit decreased $0.28 million to $1.9 million for the year ending December 31, 2003, from a gross profit of $2.2 million for the year ending December 31, 2002. As a percentage of revenue, gross profit increased to 31.12% for the year ending December 31, 2003 from 29.39% for the year ending December 31, 2002.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue increased to 50.0% for the year ending December 31, 2003, compared to 49.4% for the year ending December 31, 2002. The amount of SG&A expenses incurred decreased $0.61 million or 16.6% to $3.1 million for the year ending December 31, 2003, from $3.7 million for the year ending December 31, 2002. The major elements of our SG&A were as follows:
                                                    2003             2002
                                                ----------       ----------
            Salaries and benefits               $1,135,112       $1,455,069
            Travel                                  49,183           90,668
            Office, computer and maintenance       413,652          616,175
            Rents, licenses and other expenses     391,033          564,522
            Consultants                            346,705          315,370
            Legal and other professional           142,524          131,200
            Marketing and public relations         572,153          486,366
                                                 ---------      -----------
                      Total                     $3,050,362       $3,659,370
                                                 =========      ===========

Salaries and benefits decreased as a result of the sale of nine stores in the New York City/New Jersey area. Additionally, ancillary expenses incurred by the stores, such as rent, decreased in 2003 over 2002. Other expenses decreased due to cost reduction measures implemented by new management in 2002.

Depreciation and Amortization expenses decreased $0.05 million or 15.6% to $0.27 million for the year ending December 31, 2003, from $0.32 million for the year ending December 31, 2002. This decrease is primarily due to the disposal of property and equipment in connection with the sale of unprofitable stores.

Loss from Operations decreased $0.38 million or 21.0% to $1.4 million for the year ending December 31, 2003, from $1.8 million for the year ending December 31, 2002 due to the operational cost reductions.

Other (Expenses) Income increased $0.84 million or 1245% to other income of $0.90 million for the year ended December 31, 2003, from $67,000 for the year ended December 31, 2002. Included in other income for 2003 was a gain from vendor settlements of $1.15 million and a gain on the sale of securities in the amount of $0.05 million.

Loss from Discontinued Operations decreased $0.91 million to $0.05 million for the year ending December 31, 2003 from $0.96 million for the year ending December 31, 2002. The loss from discontinued operations is due to the sale of the Company's property in Sacramento, California. The Sacramento property was sold on February 26, 2003.

Net Loss applicable to Common Shares decreased $2.47 million or 81.5% to $.56 million for the year ending December 31, 2003, from $3.03 million for the year ended December 31, 2002 primarily due to cost reduction activities and vendor settlements.

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $25,000,000, available to offset taxable income expiring at various times through the year 2018 The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available to be used in any given year in the event of certain occurrences, which include significant ownership changes.

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001
--------------------------------------------------------------------------------
Revenue increased $2.2 million or 42.0% to $7.4 million for the year ending December 31, 2002, from $5.2 million for the year ending December 31, 2001. This increase is attributable to the growth of the Company's telecommunication sales in Miami and New York in the residential and business sectors.

Cost of Sales increased $1.56 million or 42.5% to $5.23 million for the year ending December 31, 2002, from $3.67 million for the year ending December 31, 2001. This increase is directly attributable to the increase in traffic volume in 2002 over 2001.

Gross Profit increased $0.63 million to $2.18 million for the year ending December 31, 2002, from a gross profit of $1.55 million for the year ending December 31, 2001. This increase is due to the changes discussed in Revenue and Cost of Sales.

Selling, General & Administrative (SG&A) expenses as a percentage of revenue decreased to 49.4% for the year ending December 31, 2002, compared to 90.0% for the year ending December 31, 2001. The total amount of SG&A expenses incurred decreased $1.0 million or 22.1% to $3.7 million for the year ending December 31, 2002, from $4.7 million for the year ending December 31, 2001. The major elements of our SG&A were as follows:

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
                                               =========      ===========

Salaries and benefits decreased as a result of the sale of two stores in the New York City/New Jersey area and the closing of all other locations other than the Miami headquarters. Additionally, ancillary expenses incurred by the stores, such as rent, decreased in 2002 over 2001. Other expenses decreased due to cost reduction measures implemented by new management in 2002.

Depreciation and Amortization expenses decreased $0.13 million or 29.8% to $0.32 million for the year ending December 31, 2002, from $0.45 million for the year ending December 31, 2001. This decrease is primarily due to the change in amortization of goodwill in accordance with SFAS No. 142 and the sale of unprofitable stores.

Loss from Operations decreased $2.2 million or 54.7% to $1.8 million for the year ending December 31, 2002, from $4.0 million for the year ending December 31, 2001 due to the increases in revenue and operational cost reductions.

Other Income (Expenses) increased $1.6 million or 104.3% to $0.07 million net other income for the year ending December 31, 2002, from net other expenses of $1.6 million for the year ending December 31, 2001. Included in other expenses for 2001 was a write-down of equity securities of $963,000 and a loss on the disposal of equipment in the amount of $577,000.

Loss from Discontinued Operations decreased $2.17 million to $0.96 million for the year ending December 31, 2002 from $3.13 million for the year ending December 31, 2001. The loss from discontinued operations is due to the sale of the Company's property in Toronto, Canada, and the proposed sale of the Company's property in Sacramento, California. The loss on the sale of the Toronto property and the impairment loss on the Sacramento property in 2001 was $493,000 and $2,581,000, respectively. The Sacramento property was sold on February 26, 2003.

Net Loss applicable to Common Shares decreased $5.65 million or 65.1% to $3.03 million for the year ending December 31, 2002, from $8.68 million for the year ended December 31, 2001, primarily due to increased revenues, cost reduction activities, elimination of equity security write downs, and equipment disposal loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had $25,251 of cash on hand. We will require continued revenue and timely collection of receivables to finance continuing revenue growth, new product introduction and other activities. The Company will require outside financing in the first half of 2004 if its results from operations are insufficient to meet its cash flow requirements.

Net cash outflows from operating activities were $1,320,907 for the year ended December 31, 2003, and $469,799 for the year ended December 31, 2002. The increase in net outflows resulted from the settlement of much of the Company's outstanding payables in 2003. The net cash outflow from operating activities of $1,320,907 for 2003 was comprised primarily of the net loss of $562,195 adjusted for non-cash items from continuing operations in the amount of $609,610, and changes in current assets and current liabilities totaling $149,102.

Cash inflows from investing activities of $2,071,488 for the year ended December 31, 2003 resulted primarily from the sale of discontinued operations aggregating $1,012,363, the sale of the Retail Operations Division for $210,000 and the sale of securities totaling $840,446.

Net cash used in financing activities was $829,431 in 2003. These funds were obtained from the acquisition of new debt instruments in the amount of $200,247, and the proceeds of common stock transactions consisting of $20,000. These amounts were offset by payments on debt totaling $1,049,678.

As reflected in the accompanying financial statements, the Company has incurred significant net losses since inception and expects to continue to incur losses and have negative working capital through 2004. Although the Company expects its cash flow from operations to improve, there can be no assurance that this will occur. Until the Company generates positive cash flow, the Company will be dependent on improving results from ongoing operations, and, in its absence, an infusion of debt or sale of equity.

Subsequent to December 31, 2003, the Company has received all amounts owed from a former officer, has experienced an improvement in monthly revenue and has entered into a commitment with a major shareholder for a secured line of credit in the amount of $500,000.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2004.

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

Loss Per Share
--------------

SFAS No. 128, Earnings Per Share requires presentation of basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. For the years ended December 31, 2003 and 2002, no effect was given to outstanding options and warrants since the effect would have been anti-dilutive.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. Adoption of Statement 146 did not have a material impact on the Company's consolidated financial statements.

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

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2003 and 2002 no compensation was recorded. Compensation cost determined based on the fair value at the grant date for awards in the years ended December 31, 2003 and 2002, consistent with the provisions of SFAS 123, would not have a material effect on the Company's net loss and loss per share.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position, liquidity, or results of operations.The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after September 30, 2003. Adoption of SFAS No. 149, did not have a material impact on the Company's financial statements.

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

RISK FACTORS

As of December 31, 2003 we have not generated operating profits. We will continue to be dependent on our retail and telecommunication product sales, collection of all receivables as well as short and long term borrowings for working capital needs, until the operating activities generate sufficient cash flow to fund our needs. There is no assurance of profitability and, even if achieved, that such profitability will be consistent on a quarterly or annual basis. We may need to raise additional funds to fund our working capital deficit, to pursue additional acquisitions, to undertake new product development, or if we experience operating losses that exceed expectations. If we raise additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available on favorable terms when required, or at all. There is no assurance that sources of funds from debt or equity will be available.

We have pursued, are currently pursuing and expect, in the future to pursue, the development of new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business' results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

Item 7.  Financial statements and supplementary data
         -------------------------------------------



                                   Contents



Report of Independent Auditors.........................................      22

Consolidated Balance Sheet.............................................   23-24

Consolidated Statements of Operations..................................      25

Consolidated Statements of Stockholders' Equity (Deficiency in Assets).   26-27

Consolidated Statements of Cash Flows..................................   28-29

Notes to Consolidated Financial Statements.............................   30-44

Report of Independent Auditors


To the Stockholders of
TVC Telecom Incorporated
Miami, Florida


We have  audited  the  accompanying  consolidated  balance  sheet of TVC Telecom
Incorporated and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TVC Telecom Incorporated and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, there are certain liquidity matters concerning the Company. Management's plans with regard to these liquidity matters are also discussed in Note 2.

/s/ Kaufman Rossin & Co., P.A.
----------------------------------
    Kaufman Rossin & Co., P.A.


    Miami, Florida
    February 24, 2004, except for Notes 2 and 17, as to which the date is April 12, 2004

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS
                                     ------


CURRENT ASSETS
   Cash                                                          $    25,251
   Accounts receivable, net of allowance
    for doubtful accounts of $137,506                                408,042
   Due from former officer                                           188,570
   Other current assets                                               11,204
                                                                  ----------
   Total current assets                                              633,067

PROPERTY AND EQUIPMENT, net                                          402,901

OTHER ASSETS                                                          63,833
                                                                  ----------
   TOTAL ASSETS                                                  $ 1,099,801
                                                                  ==========


                 See notes to consolidated financial statements.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (continued)

                                DECEMBER 31, 2003


                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------


CURRENT LIABILITIES
   Accounts payable                                              $   959,238
   Accrued liabilities                                               786,546
   Notes payable                                                     169,312
   Other current liabilities                                          22,805
                                                                  ----------
    Total current liabilities                                      1,937,901

LONG-TERM DEBT                                                       225,950
                                                                  ----------
   TOTAL LIABILITIES                                               2,163,851
                                                                  ----------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS
   Series A Convertible redeemable preferred stock, par value $.001 per share, 25,000,000 shares authorized;
    none issued or outstanding

   Common  Stock,  par value  $.001 per share,  500,000,000
    shares  authorized; 156,175,141 shares issued
    and outstanding                                                  156,175
   Common Stock Subscribed                                           (40,000)
   Common Stock To Be Issued                                          49,222
   Additional paid in capital                                     24,103,863
   Accumulated deficit                                           (25,333,310)
                                                                  ----------
   DEFICIENCY IN ASSETS                                           (1,064,050)
                                                                  ----------
    TOTAL                                                        $ 1,099,801
                                                                  ==========


                  See notes to consolidated financial statements.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003                2002
                                                -----------         ----------

REVENUE
  Telecommunication sales and services           $6,095,728         $7,409,593

COSTS OF SALES AND SERVICES                       4,198,701          5,232,052
                                                -----------         ----------
GROSS PROFIT                                      1,897,027          2,177,541
                                                -----------         ----------
OPERATING EXPENSES
  Selling, general and administrative             3,050,362          3,659,370
  Depreciation and amortization                     266,040            315,142
                                                -----------         ----------
Total operating expenses                          3,316,402          3,974,512
                                                -----------         ----------
LOSS FROM OPERATIONS                             (1,419,375)        (1,796,971)
                                                -----------         ----------
OTHER INCOME (EXPENSE)
  Interest expense, net                             (14,201)           (59,140)
  Non Cash Stock Compensation                      (104,472)              --
  Vendor Settlements                              1,152,770               --
  Loss on disposal of property and equipment        (79,931)            (4,996)
  Gain on Sale of Securities                         47,242               --
  Other income                                         --              131,647
  Goodwill impairment                               (93,707)              --
                                                -----------        -----------
Total other income (expenses)                       907,701             67,511
                                                -----------        -----------
LOSS FROM CONTINUING OPERATIONS                    (511,674)        (1,729,460)

LOSS FROM DISCONTINUED OPERATIONS                   (50,521)          (962,406)
                                                -----------        -----------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                (562,195)        (2,691,866)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE (GOODWILL IMPAIRMENT)                         --             (339,208)
                                                -----------        -----------
NET LOSS                                        $  (562,195)       $(3,031,074)
                                                ===========        ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                         $    (0.003)       $    (0.012)

  DISCONTINUED OPERATIONS                            (0.001)            (0.006)

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE               --               (0.002)
                                                -----------        -----------
  NET LOSS                                      $    (0.004)       $    (0.020)
                                                ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                   151,905,963        148,825,179
                                                ===========        ===========

                 See notes to consolidated financial statements

                    TVC Telecom Incorporated and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Deficiency in Assets)
                     Years Ended December 31, 2003 and 2002
                                  (split table)
Total
Additional Stockholders' Equity

                                                          Common Shares
                                                          -------------               Stock           Stock        Paid In
                                                       Shares         Amount        Subscribed     to be Issued     Capital
                                                   ------------    ------------    ------------    ------------   ------------


 Balance December 31, 2001                          136,895,987    $    136,896            --              --     $ 23,959,558

 Year Ended December 31, 2002:
  Common shares issued to former officers
                                                                     10,000,000          10,000            --             --
  Sales of common stock
                                                                      2,320,754           2,321            --             --
  Common Shares issued for services
                                                                      2,333,400           2,333            --             --
  Common Shares issued to directors
                                                        850,000             850            --              --            7,650
  Common Shares to former officers
    - cancelled                                      (3,675,000)         (3,675)           --              --            3,675

  Net Loss                                                 --              --              --              --             --

                                                   ------------    ------------    ------------    ------------   ------------
 Balance December 31, 2002                          148,725,141    $    148,725            --              --     $ 24,036,063


Year Ended December 31, 2003:

Issuance of shares to former officer                  4,000,000           4,000         (40,000)           --           40,000

Issuance of shares to directors                         450,000             450            --              --           10,800

Exercise of warrants at $0.001 per share              2,000,000           2,000            --              --             --

Sale of Common Stock                                  1,000,000           1,000            --              --           17,000

2,461,124 Shares authorized to be issued in 2004
to officers                                                --              --              --            49,222           --

Net Loss                                                   --              --              --              --             --

                                                   ------------    ------------    ------------    ------------   ------------
 Balance December 31, 2003                          156,175,141    $    156,175    $    (40,000)   $     49,222   $ 24,103,863
                                                   ============    ============    ============    ============   ============

                 See notes to consolidated financial statements

                    TVC Telecom Incorporated and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Deficiency in Assets)
                     Years Ended December 31, 2003 and 2002
                            (split table, continued)
Total
Additional Stockholders' Equity


                                                   Accumulated     (Deficiency
                                                      Deficit       in Assets)
                                                  ------------    ------------


 Balance December 31, 2001                        $(21,740,041)      2,356,413

 Year Ended December 31, 2002:
  Common shares issued to former officers
                                                          --              --
  Sales of common stock
                                                          --            56,500
  Common Shares issued for services
                                                          --            23,334
  Common Shares issued to directors
                                                          --             8,500
  Common Shares to former officers
    - cancelled                                           --              --

  Net Loss                                          (3,031,074)     (3,031,074)

                                                  ------------    ------------
 Balance December 31, 2002                        $(24,771,115)   $   (586,327)


Year Ended December 31, 2003:

Issuance of shares to former officer                      --             4,000

Issuance of shares to directors                           --            11,250

Exercise of warrants at $0.001 per share                  --             2,000

Sale of Common Stock                                      --            18,000

2,461,124 Shares authorized to be issued in 2004
to officers                                               --            49,222

Net Loss                                              (562,195)       (562,195)

                                                  ------------    ------------
 Balance December 31, 2003                        $(25,333,310)   $ (1,064,050)
                                                  ============    ============
(split table concluded)

                 See notes to consolidated financial statements

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                              2003            2002
                                                          -----------    -----------

Cash Flows From Operating Activities:
Net Loss                                                  $  (562,195)   $(3,031,074)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                               266,040        315,142
  Impairment of goodwill                                       93,707        339,208
  Vendor settlements                                       (1,152,770)          --
  Impairment of assets held for sale                             --          759,998
  Provision for uncollectible accounts receivable              46,252        169,379
  Gain on Sale of Securities                                  (47,242)          --
  Write down of investments                                      --           30,159
  Loss on disposal of property and equipment                   79,931          4,996
  Issuance of common stock in exchange
    for services and obligations                              104,472         31,834
  Reduction of note payable                                      --         (150,000)

Increase (decrease) in cash from changes in:
  Accounts receivable                                         (54,099)      (207,580)
  Other current assets                                        117,832           --
  Other assets                                                 50,471        (15,632)
  Accounts payable                                           (428,993)     1,046,232
  Accrued liabilities                                         192,255        228,135
  Other current liabilities                                   (26,568)          --
  Other liabilities                                              --            9,404
                                                          -----------    -----------
    Net Cash used in Operating Activities                  (1,320,907)      (469,799)
                                                          -----------    -----------
Cash Flows From Investing Activities:

  Purchase of property and equipment                           (7,959)      (213,963)
  Proceeds from sales of call shops                           210,000         35,000
  Proceeds from sale of discontinued operations             1,012,363           --
  Proceeds from sale of securities                            840,446           --
  Payments of deposits                                           --          (35,091)
  Collections on loan from former officer                      16,638           --
                                                          -----------    -----------
    Net Cash provided by (used in) Investing Activities     2,071,488       (214,054)
                                                          -----------    -----------


               See notes to consolidated financial statements


                    TVC TELECOM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2003           2002
                                                           ---------      ---------

Cash Flows from Financing Activities:
  Borrowings on debt                                         200,247        500,000
  Payments on notes payable and long-term debt            (1,049,678)       (92,474)
  Net proceeds from common stock transactions                 20,000         56,500
                                                           ---------      ---------
    Net Cash provided by (used in) Financing Activities     (829,431)       464,026
                                                           ---------      ---------

Decrease in cash                                             (78,850)      (219,827)
Cash at beginning of period                                  104,101        323,928
                                                           ---------     ----------
Cash at end of period                                     $   25,251     $  104,101
                                                           =========     ==========

Supplemental disclosure of cash flow information:

a. Cash paid during the period for:

       Interest, excluding discontinued operations        $   22,408     $   10,561
                                                           ---------     ----------
       Income taxes, excluding discontinued operations    $     -        $    3,228
                                                           ---------     ----------

b. Noncash investing and financing transactions:


For the year ended December 31, 2002


Issuance of 3,183,400 shares of common stock for services in the amount of $31,834 comprised of the following: $20,000 in connection with the extension of a mortgage note, $5,000 for compensation, $3,500 for director's fees and $3,334 for consulting services.

For the year ended December 31, 2003

Issuance of 2,450,000 shares of common stock for services in the amount of $11,250.

As of December 31, 2003 two officers of the Company have earned 2,461,124 shares of common stock to be issued in 2004. The Company has recognized $49,222 of compensation expense related to these shares.

On May 16, 2003, the Company sold a former officer 4,000,000 shares of its common stock for $40,000 in exchange for a reduction in a note receivable. The Company recognized $44,000 of compensation expense related to these shares.

            See notes to consolidated financial statements

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of TVC Telecom Incorporated (Parent) and its wholly-owned subsidiaries, Sacramento Results, Inc. (Sacramento) and Mundo Express of NY, Ltd. (Mundo) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Description of Business
-----------------------

The Company is a provider of voice telecommunication services to underserved ethnic business and consumer market segments throughout the United States.

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

The Company has recorded a deferred tax asset of approximately $9,500,000 at December 31, 2003, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

Cash
----

From  time  to  time,  the  Company   maintains  cash  balances  with  financial
institutions in excess of federally insured limits.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

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

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Revenue Recognition
-------------------

Revenue is recognized upon completion of the service.


Earnings (Loss) Per Share
-------------------------

SFAS No. 128, Earnings Per Share requires presentation of basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. For the years ended December 31, 2003 and 2002, no effect was given to outstanding options and warrants since the effect would have been anti-dilutive. Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share are discussed in Notes 13 and 14.

Advertising Costs
-----------------

Advertising  costs are  expensed as incurred.  For the years ended  December 31,
2003  and  2002,   advertising   expense   amounted  to  $34,016  and   $13,309,
respectively.

Goodwill
--------

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test.

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of notes payable are estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003, the fair values approximate the carrying value.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


New Accounting Pronouncements and Interpretations
-------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. Adoption of this statement, did not have a material impact on the consolidated financial statements of the Company.

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

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2003 and 2002 no compensation was recorded. Compensation cost determined based on the fair value at the grant date for awards in the years ended December 31, 2003 and 2002, consistent with the provisions of SFAS 123, would not have a material effect on the Company's net loss and loss per share.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


New Accounting Pronouncements and Interpretations (Continued)
-------------------------------------------------------------

beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN
46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after September 30, 2003. Adoption of SFAS No. 149, did not have a material impact on the Company's financial statements.

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

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2 - LIQUIDITY

As reflected in the accompanying financial statements, the Company has incurred significant net losses since inception and could continue to incur losses and generate negative cash flows from operations through 2004. Until the Company generates positive cash flow, the Company is dependent on an infusion of debt or equity capital.

On April 12, 2004, the Company signed a commitment letter with a major shareholder for a line of credit up to $500,000. The line of credit will be secured against all assets of the Company, will bear interest at 15% and becomes immediately due and payable with no further draw downs upon certain conditions including the departure of the Chairman & CEO, Harley Rollins.

Based upon the above events and management's projected operations and related cash flows, it believes that there will be sufficient cash flows to meet the needs of the Company for 2004.


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

Included in the 2002 results of operations is an impairment loss of $759,998 which was recognized based on the Company's estimate of net proceeds from the sale of its property in Sacramento, California.

Revenues and expenses from discontinued operations for the year ended December 31, 2003 were $362,271 and $412,792, respectively. Revenues and expenses from discontinued operations for the year ended December 31, 2002 were $1,264,882 and $1,467,290, respectively not including the impairment loss discussed above.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                  2003
                                               ----------
Telecommunications and office equipment        $  778,593
Furniture and Fixtures                             19,973
Leasehold Improvements                            109,502
                                                ---------
                                                  908,068
Less accumulated depreciation and amortization   (505,167)
                                                 ---------
                                               $  402,901
                                               ==========

Depreciation and amortization expense on property and equipment was $266,040 and $242,069 for the years ended December 31, 2003 and 2002, respectively.


NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

                                                  2003             2002
                                               ---------        ---------
Balance as of January 1                        $ 226,575        $ 663,750
Transitional impairment loss                        --           (339,208)
Goodwill impairment                              (93,707)            --
Goodwill sold as part of the
  sale of the Retail Operations Division        (132,868)         (97,967)
Amortization expense                                --               --
                                               ---------        ---------
Balance as of December 31, 2003                $    --          $ 226,575
                                               =========        =========

In 2002, the Company recognized transitional goodwill impairment of $339,208 from the Retail Operations Division related to the adoption of Statement of Financial Accounting Standards No. 142. The fair value of the reporting unit was determined using sales data of the Retail Operations Division as well as the final selling price.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - NOTES PAYABLE

Notes payable are as follows:

15% Unsecured note payable to a vendor, repaid on February 26, 2004 $ 169,312

Convertible note payable, terms currently under negotiation           225,950

                                                                    ---------
Total Notes Payable                                                 $ 395,262
Less current maturity                                                 169,312
                                                                    ---------
Long-term debt                                                      $ 225,950
                                                                    =========

There is no definite maturity date for the remaining long-term debt, and the Company does not expect to repay any portion of this debt in 2004.


NOTE 7 - SALE OF ASSETS

Effective October 27, 2003, the Company completed the sale of the net assets of its wholly-owned subsidiary Mundo Express of NY, Ltd., a New York corporation ("Mundo Express") to Mateo Express, Inc., a privately held New York corporation ("Mateo Express"), in accordance with the terms and conditions of an Asset Purchase Agreement for $210,000 and a two-year renewable strategic alliance/supplier agreement specifying the Company as the exclusive supplier of long-distance services.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases certain equipment and real estate under various operating leases which expire at various dates through September 2007. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2003, are as follows:

 2004                                                $ 145,000

 2005                                                  151,000

 2006                                                  157,000

 2007                                                   80,000

                                                      ---------

 Total future minimum rentals                        $ 533,000
                                                      =========

Rent expense for the years ended December 31, 2003 and 2002, was $391,033 and $530,727, respectively.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Legal Proceedings
-----------------

There  are  no  material  legal  proceedings,   other  than  routine  litigation
incidental to the business, to which the Company or any of its subsidiaries are a party to or which any of their property is subject.

Carrier Services
----------------

The Company has minimum volume commitments with three of its carrier services providers totaling $500,000.


NOTE 9 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock is 500,000,000 shares of common stock, par value of $0.001 and 25,000,000 shares of non-voting preferred stock, par value $0.001. At December 31, 2003 and 2002, the Company had 156,175,141 and 148,725,141 issued and outstanding common shares, respectively.

Warrants Outstanding
--------------------

Under the terms of a stock purchase agreement dated July 27, 2000, the Company issued warrants to the buyer to purchase 1,271,186 shares of common stock at $0.6785 per share, expiring four years from the date of issue.

As part of an officer's employment agreement in 2002, the Board authorized the issuance of warrants to purchase 1,666,600 restricted shares of common stock at $0.00001 per share.

As of December 31, 2003, warrants to purchase 2,937,786 shares of common stock were outstanding.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Capital Stock Transactions
--------------------------

Between January 11, 2002 and February 12, 2002, the Company sold 2,320,754 shares of common stock to Evertrend Holdings Limited ("Evertrend") at an average purchase price of $0.0269 per share pursuant to a common stock purchase agreement with Evertrend. Ladenburg Thalmann & Co., Inc. received $5,000 in placement fees and Evertrend received a warrant to purchase 1,160,377 shares of our common stock at an exercise price of $0.0269 until March 15, 2002 in connection with this transaction. These warrants expired as of December 31, 2003. We paid $1,000 in escrow fees in connection with this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

In December 2002, the Company issued 3,183,400 shares of its common stock for services comprised of the following: 2,000,000 issued shares in connection with the extension of the 9% mortgage note that should have been issued at the time of the original loan consummation in 1999, 500,000 shares issued as compensation, 350,000 shares issued individuals serving on the Board of Directors as director's fees and 333,400 shares issued for consulting services.

In December 2002, the Company returned to treasury 3,675,000 shares of its common stock. The Company had requested the return of 3,175,000 shares from its former Chairman, Michael Zwebner, because the consideration was never received. The Board voted in December 2002 to cancel the 500,000 shares that had been awarded to Mr. Sanchez, the Company's former chief technical officer.

On August 13, 2003, in accordance with its agreement with non-employee directors, the Company issued 450,000 shares of its common stock and recorded a non-cash compensation expense in the amount of $11,250.

In the third quarter of 2003, in connection with the exercise of a warrant issued in September of 2002, the Company issued 2,000,000 shares of its common stock for $2,000.

On November 18, 2003, the Company sold 1,000,000 of its unregistered common stock for $18,000 to Rodney W. Sturm, a member of the Board of Directors.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - STOCK OPTION AND PURCHASE PLAN

The TVC Telecom Incorporated and Subsidiaries 1995 Stock Option/Stock Issuance Plan, as amended (the "Plan"), is a tax qualified stock option plan for employees and certain non-employees, that provided for the granting of stock options and authorizes the issuance of common stock.

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

In 2002 options were issued to Harley L. Rollins for 5,250,000 shares of common stock, Andrew T. Silber for 4,500,000 shares of common stock and all other employees for an aggregate of 2,785,000 shares of common stock. The options issued to Mr. Silber were cancelled in February, 2003. The options issued to Mr. Rollins were cancelled in August, 2003.

In 2003, options were issued to Philip H. Sitton for 5,000,000 shares of common stock and all other employees for an aggregate of 420,000 shares of common stock. The options issued to Mr. Sitton were cancelled in August, 2003.

Option activity within each plan was as follows:

                                         Incentive        Directors      Average
                                       Stock Option     Stock Option  Exercise Price
                                           Plan             Plan        Per Share
                                        ------------    ------------    ---------

Balance outstanding, December 31, 2001       -0-             -0-         $   -0-

 Options Granted                         12,665,000          -0-         $  0.011

 Options Cancelled                          130,000                      $  0.011
                                        -----------     -----------     ---------
Balance outstanding, December 31, 2002   12,535,000          -0-         $  0.011


 Options Granted                          5,420,000          -0-         $  0.017

 Options Cancelled                       15,380,000          -0-         $  0.013
                                        -----------     -----------      ---------
Balance outstanding, December 31, 2003    2,575,000          -0-         $  0.011
                                        -----------     -----------      ---------

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

                                       Options Outstanding                             Options Exercisable
                             --------------------------------------------     --------------------------------------------
                                                      Weighted Average                                 Weighted Average
                                                    Remaining Contractual                            Remaining Contractual
Exercise Price               Number of Options          Life (Years)          Number of Options          Life (Years)
---------------              -----------------      ---------------------     -----------------      ---------------------
    $0.011                        2,575,000                8.5                    1,078,125                  8.5

The weighted average fair value per option as of grant date was $0.006 for stock options granted during the year ended December 31, 2003. The determination of the fair value of all stock options granted during the years ended December 31, 2003 and 2002 was based on (i) risk-free interest rate of 2.97%, (ii) expected option lives ranging from 1 to 4 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

NOTE 11 - STOCK COMPENSATION PLAN

The TVC Telecom Incorporated and Subsidiaries 1999 Stock Compensation Plan, (the "Compensation Plan"), is a stock compensation plan for employees and certain non-employees, that provides for the granting of common stock as an increased incentive to contribute to the future success of the Company. The administration of the plan and grants issued under the plan are done at the full and sole discretion of the Board of Directors of the Company. There are 20,000,000 common shares available for issue under the plan.

In December 2001, the Board of Directors authorized the issuance of the Chairman and certain officers of the Company 10,000,000 shares of restricted common stock under the Compensation Plan at a fair market value of $0.03 per share. These shares were issued in January 2002. Pursuant to an employment agreement with the Chairman and separation agreements with former officers, the restrictions on the sale of this common stock were lifted during January 2002.

NOTE 12 - INCOME TAXES

The components of income taxes were as follows:

Provision (benefit) for income taxes
                                   December 31
                                                 2003             2002
                                             ----------       ----------
Current
   Federal                                   $    -0-         $    -0-
   State                                          -0-              -0-

Deferred
   Federal                                    2,229,000         (998,000)
   State                                        336,000         (167,000)

Change in Valuation Allowance                (2,565,000)       1,165,000
                                             ----------       ----------
Income tax expense                                -0-              -0-
                                             ----------       ----------

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - INCOME TAXES (Continued)

The effective tax rate for the years ended December 31, 2003 and 2002, differed from the federal statutory rate as follows:

                                                         2003            2002
                                                         ----            ----
         Statutory rate applied to loss
            before income taxes                          34%              34%

         Increase (decrease) in income tax
            benefit resulting from:

                  State income tax benefit                6%               6%
                  Change in valuation allowance         (40%)            (40%)
                                                        -----            -----

                                                          0%               0%
                                                        =====            ====-


As of December 31, 2003, the Company has net operating loss carryforwards of approximately $25,000,000, expiring in various years through 2023. The Internal Revenue Service Code contains provisions which limit the federal net operating loss carryforward available that can be used in any given year in the event of certain occurrences, which include significant ownership changes.

At December 31, 2003, approximate deferred tax assets were as follows:

Allowance for doubtful accounts                                 $   60,000
Inventory reserve                                                   10,000
Net operating loss carryforward                                  9,430,000
                                                                -----------
Deferred tax assets                                              9,500,000
Less valuation allowances                                       (9,500,000)
                                                                -----------
                                                                $    -0-
                                                                ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2003, amounts due from former officer represents amounts due from Michael Zwebner (Mr. Zwebner), former officer, former Chairman of the Board and current stockholder. In connection with this receivable, on May 16, 2003, the Company and Mr. Zwebner agreed to amend Mr. Zwebner's termination and severance agreement originally dated June 20, 2002. The new agreement encompasses the following: 1) an extension fee of $12,500 upon signing of the document; 2) monthly payments of $7,500 beginning September 30, 2003; 3) an escrow of YAK common stock in an amount equal to the unpaid principal and interest balance of the notes; and 4) a balloon payment due on May 31, 2004. The Company has agreed to sell Mr. Zwebner 4,000,000 shares of its restricted common stock for $40,000 and reduce the balloon payment due on May 31, 2004 by $40,000 if all other terms of the agreement are kept. In the event of default, the Company will be entitled to receive an equivalent amount of YAK common stock of the then outstanding balance of principal and interest and will have the option of rescinding the sale of its common stock to Mr. Zwebner. The Company has recorded compensation of $40,000 related to the reduction of the balloon payment. All amounts due under this note were repaid on February 22, 2004.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 13 - RELATED PARTY TRANSACTIONS (cont'd)

In December 2001, the Company completed the purchase of 405,516 shares of common stock of Yak, for a purchase price of $793,204 consisting of 8,241,600 shares of the Company's common stock and conversion of $462,840 of debt. Following the consummation of the transaction, the Company owned 10% of the outstanding capital stock of YAK Communications Inc. ("YAK"). Mr. Zwebner and Charles Zwebner, Mr. Zwebner's brother, are significant stockholders of YAK. On March 5, 2003, the Company completed the sale of 400,000 shares of YAK for $800,000.

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

On November 14, 2003, the Company authorized the issuance of 5,600,000 shares of its common stock to Harley Rollins (the Company's Chairman and Chief Executive Officer). Under the terms of this issuance, the Company has the right to recover 155,556 shares for each month through January, 2006, that Mr. Rollins is not with the Company. For the year ended December 31, 2003, 1,711,111 shares were earned under the terms of this agreement. The Company's Compensation Committee took this action due to the lack of available options under the Employee Stock Option Plan.

On November 14, 2003, the Company authorized the issuance of 4,000,000 shares of its common stock to Phil Sitton (the Company's Chief Operating Officer). Under the terms of this issuance, the Company has the right to recover 83,333 shares for each month through March 2007 that Mr. Sitton is not with the Company. For the year ended December 31, 2003, 750,013 shares were earned under the terms of this agreement. The Company's Compensation Committee took this action due to the lack of available options under the Employee Stock Option Plan.

On December 12, 2003, the Company authorized the issuance of 5,000,000 shares of its common stock to Joe Guzman (the Company's President). Under the terms of this issuance, the Company has the right to recover 104,167 shares for each month through December 2007 that Mr. Guzman is not with the Company. No shares were earned during the year ended December 31, 2003. The Company's Compensation Committee took this action due to the lack of available options under the Employee Stock Option Plan.

                    TVC TELECOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                 2003            2002
                                             -----------      ----------
Basic weighted average shares outstanding    151,905,963     148,825,179
Dilutive effect of options and warrants             --              --
                                             ----------       ----------
Diluted weighted average shares outstanding  151,905,963     148,825,179
                                             ===========     ===========

Options and warrants to purchase 5,512,786 shares were outstanding at December 31, 2003. These amounts were not included in the computation of diluted loss per common share because the effect would be anti-dilutive.

NOTE 15 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                 2003             2002
                                              ---------       ----------

Write down of Assets Held for Sale (a)      $      --        $( 759,998)


(a) As more fully described in Note 3, management decided in the fourth quarter of 2001 to sell its remaining real property in Sacramento, California.

NOTE 16 - VENDOR SETTLEMENTS

During the year ended December 31, 2003, the Company settled outstanding payables with two vendors. In connection with the settlements, the Company recognized a reduction in expenses of approximately $1,152,770.

NOTE 17 - SUBSEQUENT EVENTS

On April 12, 2004, the Company entered into a commitment letter with a major shareholder for a secured line of credit in the amount of $500,000. The line of credit may be closed anytime prior to July 11, 2004 and will be secured by assets of the Company. Any draw downs under the line of credit will bear interest at the rate of 15%. The line of credit is subject to certain negative covenants including the continued employment of the Chairman and CEO, Harley Rollins. A commitment fee of 1% is to be paid upon closing of the line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                       PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain biographical information concerning the Directors and Executive Officers of the Company as of March 31, 2003, is set forth below. Such information was furnished by them to the Company.

Mike Rollins - Age 32, has served as Chairman since July 2002, as a director and as Chief Executive Officer since February 2002 and as Chief Financial Officer of the Company since January 2002. From 1993 to 1995 he worked as an auditor and tax associate for Deloitte and Touche LLP. From 1995 to 1996, Mr. Rollins served as Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company. From August 1996 to May 1997, Mr. Rollins was the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (TCS), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London, England based telecommunications provider.

Joseph A. Guzman - Age 47, has served as President since December 2003 and as a director of the Company since May 2002. From 1981 to 1998 he worked with AT&T in a variety of positions from account executive to Vice President of Field Operations for AT&T's Latin America & Caribbean Communications Services Group. From 1998 to November of 2001, Mr. Guzman worked with Global Crossings, most recently as the Chief Operating Officer for Global Crossing's Latin America Division. Mr. Guzman has served in the California Air National Guard and holds a B.S. in Finance from California State University at Hayward.

Rodney W. Sturm - Age 62, has served as a director of the Company since July 2002. From 1966 to 1996 he worked with AT&T in a variety of positions from Director of International Marketing of AT&T's International Communications Group to Chairman and CEO of AT&T Puerto Rico and AT&T Virgin Islands. From 1996 to 2002, Mr. Sturm has served as President of the Sigma Group, a consulting firm focused on strategic development and deployment within the telecommunication industry. Mr. Sturm has served as a director for several public companies and holds a BS in Industrial Engineering from the University of Illinois and an MS in Management from the Stanford Graduate School of Business.

Phil Sitton, - Age 56, has served as Chief Operating Officer since March 2003. From 1973 to 1978 he worked for Eastman Kodak as a Cost Engineer. He joined AT&T in 1978. From 1978 to 1998, Mr. Sitton was in a variety of assignments and in various locations as a Product Manager, National Sales Manager, Marketing Manager, Network Operations, Manager, Chief Financial Officer, President and Chief Operating Officer of a wholly-owned offshore subsidiary, and as a Regional Managing Director for AT&T's Caribbean and Latin America Group. From 1998 to 2003 Mr. Sitton served as a consultant to the telecommunications industry and not-for-profit organizations. During this period he joined Centennial Communications on an interim basis serving as Unit President.

Clinton H. Snyder, CPA - Age 49, has served as a director of the Company since November 1998, and served as Chief Financial Officer of the Company from November 1998 to January 2002. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Maryland. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of beauty products. From 1990 to 1992, he served as VP of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area. Mr. Snyder is currently the CFO of Global Entertainment Holdings, Inc.

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

Four reports on Form 4 were not timely filed in connection with the sale by Eugene Rosov of a total of 901,581 shares of our common stock in 12 separate transactions. A Form 4 reporting these transactions was subsequently filed on November 6, 2001. One report on Form 5 was not timely filed in connection with an acquisition by Michael Zwebner of a total of 4,777,286 shares of our common stock in December 2001. A Form 5 reporting this transaction was subsequently filed on February 11, 2002


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

During 2003, the Company elected to compensate its Directors through the issuance of restricted common stock. For the Director term beginning on August 12, 2003, each non-employee Director was given a grant of 150,000 shares of common stock or $3,750.

Compensation of Executive Officers

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal year 2003 or 2002 exceeded $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended December 31, 2003 and 2002:


Summary Compensation Table
--------------------------
                                                                            Long-Term Compensation
                                                          Other Annual              Awards
                                             Salary       Compensation         ---Securities---
Name and Principal Position      Year         ($)              ($)           Underlying Options(#)
---------------------------      ----        ------       ------------      ----------------------

Harley L. Rollins                2003       $112,500           -0-                 5,600,000 (1)
   Chairman of the Board         2002       $102,916           -0-                 1,666,600 (2)
   of Directors, President and
   Chief Executive Officer

Andrew T. Silber (3)             2003       $ 22,212           -0-                     -0-
   Former Director of Sales and  2002       $103,553           -0-                 5,750,000 (3)
   Director
----------------------------------------------------------------------------------------------------

         (1) On November 14, 2003, the Company authorized the issuance of 5,600,000 shares of its common stock to Mr. Rollins. Under the terms of this issuance, the Company has the right to recover 155,556 shares for each month through January, 2006, that Mr. Rollins is not with the Company.

         (2)  As part of Mr.  Rollins  employment  agreement,  in 2002 the Board
              authorized   the  issuance  of  warrants  to  purchase   1,666,600
              restricted shares of common stock.

         (3) Mr. Silber resigned as Director of Sales and a Director of the Company on February 28, 2003. In June 2002, the Board authorized the issuance of 500,000 restricted shares of common stock to Mr. Silber. Additionally, the Board granted Mr. Silber options to purchase 5,250,000 shares of our common stock. These options were cancelled upon Mr. Silber's resignation.

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

The Audit Committee is composed of the following Directors: Joseph A. Guzman, Rodney W. Sturm and Clinton H. Snyder.

Stock Options

The Company cancelled all options granted to management in 2002 and 2003 during 2003 due to the lack of options available under the Employee stock option plan. The 1,666,600 restricted shares of common stock the Board authorized as part the Mr. Rollins employment have not been issued.

There were no options exercised by the Company's named executive officers during 2003. The Company did not grant any stock appreciation rights during fiscal year 2003 and no such rights were outstanding as of the end of such fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2004, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors, (c) the Company's officers named in the Summary Compensation Table set forth herein and (d) all directors and executive officers of the Company as a group.

                                                          Common Stock
                                                     -----------------------
                                                       Number     Percentage
                                                     of Shares    of Shares
                                                   Beneficially  Beneficially
Name and Address (1)                                Owned(2)(3)   Owned(2)(3)
----------------------------------------------     ------------  ------------

Harley L. Rollins (4)
   CEO and Chairman of the Board of Directors         7,266,600      4.65%

Phil Sitton (5)
   Chief Operating Officer                            4,195,000      2.69%

Clinton H. Snyder
   Secretary and Director                             2,950,000      1.89%

Joseph A. Guzman (6)
    President and Director                            5,500,000      3.52%

Rodney W. Sturm
   Director                                           1,500,000      0.96%

All directors and executive officers as a
   Group (5 persons) (7)                             21,411,600     13.71%

--------------------------------------------------------------------------------


(1) Unless otherwise indicated, the stockholder's address is the Company's principal executive offices.

(2) Percentage ownership is based on 156,175,141 shares of common stock outstanding as of March 30, 2004, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days of March 30, 2004. Only those shares beneficially owned by the person holding such options are included in the outstanding shares for purposes of computing the percentage beneficially owned by that person; such shares are not deemed to be outstanding for purposes of computing any other person's percentage.

(3) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in this table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(4) Includes shares to be issued of 7,266,600 shares of common stock.

(5) Includes shares to be issued of 4,000,000 shares of common stock.

(6) Includes shares to be issued of 5,000,000 shares of common stock.

(7) Includes shares to be issued of 16,266,600 shares of common stock.

Agreements with potential for change in control.

We have registered 56,018,307 shares of our common stock for sale by the selling stockholders under a certain registration statement which became effective October 31, 2000. Under the terms of our common stock purchase agreement with Evertrend (described above), we may not issue shares of our common stock to Evertrend which would result in ownership by Evertrend of more than 9.9% of our issued and outstanding common stock. However, if all of the shares that were registered are issued under the terms of the common stock purchase agreement and resold by Evertrend and the other selling stockholder(s), third party investors could acquire a significant percentage of our common stock. The acquisition by third party investors of a significant percentage of our common stock could enable such investors to influence or direct the policies, decisions and composition of our Board of Directors and management.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We engaged the services of Michael J. Zwebner, the former Chairman of the Board of Directors of the Company, under a consulting agreement with Overseas Communications, Ltd., an Israeli corporation. Annual payments to Overseas Communications under this agreement are $120,000. Mr. Zwebner owns 33% of the capital stock and is a director of Overseas Communications. In 2001, we issued 2,482,759 shares of common stock to Overseas Communications in payment of $90,000 of our obligations under this agreement. As of December 31, 2001, no amounts were due to Overseas Communications under the consulting agreement. In January 2002, Mr. Zwebner agreed to waive future amounts due under the consulting agreement in exchange for release of restrictions on stock granted to Mr. Zwebner in December of 2001.

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

As of December 31, 2002, amounts due from a former officer consists of $245,209. Such amount is due from Michael Zwebner (Mr. Zwebner), former director and Chairman of the Board and a current stockholder of the Company. Such terms require interest at 8% and the payment by Mr. Zwebner of an extension fee of $12,500 upon execution of a definitive agreement. This agreement will also require minimum monthly principal payments of $10,000 beginning April 30, 2003 with the balance including unpaid interest due December 31, 2003. All amounts due under this note were paid by February 22, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
1.1(1) Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
1.2(1) Amendment dated July 28, 2000 to the Common Stock Purchase Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Ltd.
3.1(2)   Articles of Incorporation 3.2(2) By-Laws
4.1(1) 1995 Stock Option/Stock Issuance Plan 4.2(3) 1999 Stock Compensation Plan (as amended)
4.3(1) Stock Purchase Warrant dated July 27, 2000 issued to Evertrend Holdings Ltd.
4.4(1) Form of Stock Purchase Warrants to be issued to Evertrend Holdings Ltd 4.5(1) Stock Purchase Warrant dated July 27, 2000 issued to Ladenburg Thalmann & Co. Inc.
4.6(1) $3,840,000 Note dated September 24, 1998 issued by Sacramento Results, Inc. to Bar K, Inc.
10.1(1) Registration Rights Agreement dated July 27, 2000 between Registrant and Evertrend Holdings Limited
10.2(1) Escrow Agreement dated July 27, 2000 among Registrant, Evertrend Holdings Limited, and Epstein, Becker & Green, P.C.
10.3(1) OEM Agreement dated as of February 11, 2000 between the Registrant and Motion Media Technology Limited
10.4(1) Joint Venture Agreement dated April 1, 2000 between the Registrant and EnterTech Media Group
10.5(1) Lease Agreement dated July 30, 1999 between Lucky Capital, Inc. and Talk Visual Corporation
10.6(1) Lease Agreement dated February 1, 2000 between Lucky Capital, Inc. and Talk Visual Corporation
10.7(1) Agreement dated as of June 22, 2000 by and between Talk Visual Retail Acquisitions, Inc. and Various Business Management
10.8(4) Agreement and Plan of Merger dated as of September 14, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.9(4) Amendment No. 1 to Agreement and Plan of Merger dated as of December 1, 1998 among the Registrant, Legacy Software Acquisition, Inc., and Videocall International Corporation
10.10 Share Purchase Agreement with YAK Communications, (USA) Inc. dated December 24, 2002.
10.11 Employment Settlement Agreement dated February 12, 2002 between the Registrant and Eugene Rosov.
10.12 Employment Settlement Agreement dated January 25, 2002 between the Registrant and Clinton Snyder.
21       Subsidiaries of Talk Visual Corporation
24       Power of Attorney
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
 ------------------
(1) Incorporated herein by reference to exhibits filed with the Registrant's Registration Statement on Form SB-2 (File No. 333-43806) declared effective by the SEC on October 31, 2000.
(2) Incorporated herein by reference to exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated herein by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-73518) dated November 16, 2001.
(4) Incorporated herein by reference to Annex A to the Proxy Statement/Prospectus/Notification of Merger, included in the Registrant's Registration Statement on Form S-4 (File No. 333-79597) declared effective by the SEC on June 1, 1999.

(b) Reports on Form 8-K

Date of Report: October 10, 2002 - Item 4. Changes in Registrant's Certifying
                                   Accountant

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES


The Audit Committee of the Board of Directors has selected Kaufman, Rossin & Co. PA as the independent public accountants for the fiscal year ending December 31, 2003, and the Board of Directors, including a majority of the Directors who are not "interested persons" (as defined in the 1940 Act), has unanimously ratified such selection. Kaufman, Rossin & Co. PA's service is subject to removal by a majority of the outstanding shares of the Company.


The following table presents fees billed in each of the last two fiscal years for services rendered to the Company by Kaufman, Rossin & Co. PA:


Fiscal Year Ended         Audit Fees        Tax Fees         All Other Fees
-------------------------------------------------------------------------------

December 31, 2003        $     68,000     $        --        $         --

December 31, 2002        $     56,000     $        --        $         --


"Audit Fees" represents fees billed for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years.


"Tax Fees" represents fees billed for each of the last two fiscal years for professional services related to tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns. Kaufman, Rossin & Co. did not perform any tax services for us during the fiscal years ended December 31, 2003 or 2002.


"All Other Fees" represents fees billed for other products and services rendered by Kaufman Rossin & Co. PA to the Company for the last two fiscal years. Our independent auditors did not perform any other services for us during the fiscal years ended December 31, 2003 or 2002.


Pre-Approval Policies of the Audit Committee. The Audit Committee has determined that all work performed for the Company by Kaufman Rossin & Co. PA for the year will be pre-approved by the full Audit Committee and, therefore, has not adopted pre-approval procedures. All audit and non-audit services performed by Kaufman Rossin & Co. PA for the Company during 2003, to the extent that such services related directly to the operations and financial reporting of the Company, have been pre-approved by the Audit Committee. The percentage of "Audit-Related Fees," "Tax-Fees" and "Other Fees" set forth in the table above that were waived pursuant to 17 CFR 210.2-01(c)(7)(i)(c) was zero.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TVC TELECOM INCORPORATED

                            By:  /s/  HARLEY L. ROLLINS
                                 ----------------------------
                                 Harley L. Rollins
                                 Chief Executive Officer &
                                 Chief Financial Officer


Dated:  April 13, 2004